Form 10-Q
period 2011-06-30
Florida East Coast Railway Corp.
filed 2011-08-15
CIK 1519628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011, or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number 333-173954

Florida East Coast Railway Corp.

(Exact name of registrant as specified in its charter)

Delaware	41-2262258
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7411 Fullerton Street, Suite 100, Jacksonville, Florida 32256

(Address of Principal Executive Offices) (Zip Code)

(800) 342-1131

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐  No ☒

As of August 15, 2011 there were 250,555 shares of the Registrant’s common stock outstanding.

FLORIDA EAST COAST RAILWAY CORP. AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLORIDA EAST COAST RAILWAY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except for share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,594	$9,306
Restricted cash	125	4,133
Accounts receivable, net	29,286	25,760
Materials and supplies	4,315	2,850
Deferred income taxes	2,781	3,315
Prepaid and other current assets	1,485	2,347
Assets held for sale	4,445	—

Total current assets	65,031	47,711
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	781,167	796,077
Investments in nonaffiliates	121	110
Intangible assets, less accumulated amortization	304	332
Other assets	18,061	4,525

Total noncurrent assets	799,653	801,044

Total assets	$864,684	$848,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$37,187	$22,617
Taxes payable	3,585	6,724
Deferred revenue	3,590	3,703
Other current liabilities	928	868

Total current liabilities	45,290	33,912
Deferred income taxes	9,026	3,315
Long-term debt	475,000	601,185
Other long-term liabilities	8,183	10,337
Series A Redeemable Preferred Stock	—	23,912

Total liabilities	537,499	672,661
Stockholders’ equity:
Series A Perpetual Preferred Stock, $0.01 par value, 100,000 shares authorized, 19,809 shares issued and outstanding as of June 30, 2011 and none issued and outstanding as of December 31, 2010	—	—
Common stock, $0.01 par value, 500,000 shares authorized; 250,555 shares issued and outstanding as of June 30, 2011 and December 31, 2010	3	3
Additional paid-in capital	408,714	243,948
Accumulated deficit	(80,855)	(67,154)
Accumulated other comprehensive loss	(677)	(703)

Total stockholders’ equity	327,185	176,094

Total liabilities and stockholders’ equity	$864,684	$848,755

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST RAILWAY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenue	$53,011	$50,874	$104,496	$98,456
Operating expenses:
Labor and benefits	11,621	10,159	23,913	21,256
Equipment rents	2,824	2,826	5,630	5,541
Fuel	7,449	5,598	14,150	10,652
Purchased services	8,654	8,240	16,919	15,998
Depreciation and amortization	6,808	6,959	13,661	13,858
Net loss on sale and impairment of assets	1,833	—	1,759	—
Other	7,343	6,235	13,211	11,306
Total operating expenses	46,532	40,017	89,243	78,611
Operating income	6,479	10,857	15,253	19,845
Interest (expense), net of interest income	(10,396)	(17,037)	(22,712)	(32,601)
Other income (expense)	(1)	(381)	3	(377)
(Loss) before income taxes	(3,918)	(6,561)	(7,456)	(13,133)
Provision for income taxes	2,905	—	6,244	—
Net (loss)	$(6,823)	$(6,561)	$(13,700)	$(13,133)

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST RAILWAY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(13,700)	$(13,133)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	13,661	13,858
Amortization of debt financing fees	1,603	2,481
Share based compensation costs	875	368
Deferred taxes	6,244	—
Net loss on sale and impairment of assets	1,759	—
Changes in operating assets and liabilities:
Change in restricted cash	—	570
Accounts receivable	(2,711)	(1,144)
Prepaids and other current assets	864	166
Materials and supplies	(1,465)	(63)
Other assets and deferred charges	273	572
Accounts payable and accrued expenses	14,570	1,456
Taxes payable	(3,139)	(4,176)
Deferred revenue	(113)	3,366
Other current liabilities	(176)	(369)
Other long-term liabilities	(1,688)	4,500

Net cash provided by operating activities	16,857	8,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	(9,393)	(6,012)
Release of interest reserve account	4,008	—
Funding of interest reserve account	—	(4,000)
Proceeds from disposition of assets	3,648	108

Net cash used in investing activities	(1,737)	(9,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Florida East Coast Holdings Corp.	140,000	—
Payment on long-term debt	(601,185)	—
Proceeds from issuance of long-term debt	475,000	—
Purchase of common shares outstanding	(236)	—
Financing costs	(15,411)	—

Net cash used in financing activities	(1,832)	—

Net increase (decrease) in cash and cash equivalents	13,288	(1,452)
Cash and cash equivalents at beginning of period	9,306	8,242
Cash and cash equivalents at end of period	$22,594	$6,790

Supplemental cash flow information:
Cash paid for interest	$4,015	$29,236

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST RAILWAY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Business and Basis of Presentation

The accompanying Consolidated Financial Statements of Florida East Coast Railway Corp. and its subsidiaries (the “Company” or “FECR Corp.”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and, in the opinion of the Company’s management, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain information and footnote disclosures normally included in Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted in accordance with the rules and regulations of the SEC; however, management believes that the disclosures are adequate to make information presented not misleading. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Consolidated Financial Statements for the year ended December 31, 2010 included in our prospectus filed with the SEC on August 12, 2011.

Fortress Acquisition

On July 26, 2007, private equity funds managed by affiliates of Fortress Investment Group LLC (collectively, “Fortress”) acquired all of the outstanding stock of Florida East Coast Industries, Inc. (“FECI”), a then publicly held company. As part of the acquisition of FECI (herein referred to as the “Fortress Acquisition”), Fortress assumed a portion of FECI’s long-term debt and repaid the remaining outstanding debt and took FECI private.

Rail Separation

On December 31, 2007, FECI’s rail transportation segment (the “Railway”) was transferred to private equity funds managed by affiliates of Fortress (the “Rail Separation”). Concurrent with the Rail Separation, FECR Rail LLC and FECR Corp. were formed to carry on the activities of FECI’s rail transportation segment.  As a result of the Rail Separation, FECR Rail LLC became the immediate parent of FECR Corp., which in turn became the immediate parent of the Railway entities.

Fortress made a $250 million equity investment in FECR Rail LLC, the majority of which was used by FECR Rail LLC to fund the Rail Separation. The purchase price was allocated over the net assets transferred based on the book values, which approximated fair value at the time of the Rail Separation.

Formation of Florida East Coast Holdings Corp. (“Holdings Corp.”)

Florida East Coast Holdings Corp., a Florida corporation, was incorporated in Florida on January 10, 2011.

On January 25, 2011, FECR Rail LLC contributed all of its holdings of FECR Corp.’s common and preferred shares in exchange for 250,550 newly issued common shares of Holdings Corp. As a result, FECR Rail LLC became the immediate parent of Holdings Corp., and Holdings Corp. became the direct parent of FECR Corp.

The following is a summary of entities included in the Consolidated Financial Statements:

•                  Florida East Coast Railway Corp. (a wholly owned subsidiary of Florida East Coast Holdings Corp.)

•                  Railway (wholly owned subsidiaries of Florida East Coast Railway Corp.):

•                  Florida East Coast Railway, L.L.C., and its subsidiary;

•                  FEC Highway Services, L.L.C.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

FLORIDA EAST COAST RAILWAY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure of the fair value of certain financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:

•                  Current assets and current liabilities: cash and cash equivalents, accounts receivable, as well as accounts payable and accrued expenses, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.

•                  Long-term debt: the fair value of the Company’s Senior Secured Notes’ is based on secondary market indicators.

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2011
	Carrying Amount	Fair Value
	(in thousands)

Cash and cash equivalents	$22,594	$22,594
8 1/8% Senior Secured Notes	475,000	492,219

3. Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of ASU 2011-04 is not expected to significantly impact the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  This guidance is effective for fiscal years, and interim periods within those years, beginning on January 1, 2012, with early adoption permitted.  The adoption of this ASU will not have a significant impact on the Company’s Consolidated Financial Statements as it only requires a change in the format of the current presentation.

4. Related-Party Transactions

Management and facility/equipment rent

FECR Corp. incurred net charges of $0.3 million and $0.3 million for management services and facility rents to affiliates of FECI for the three months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011 and 2010, the Company incurred net charges of $0.7 million and $0.5 million, respectively, for management services and facility rents to affiliates of FECI. The net charges include management services incurred during the transition period subsequent to the Rail Separation and rents for space leased from FECI for office space. As of June 30, 2011 and December 31, 2010, respectively, the Company did not have an outstanding net receivable or payable from or to FECI.

In addition, FECR Corp. allocated net proceeds of $0.5 million and $1.1 million for management services and facility and equipment rents to affiliates of RailAmerica, Inc. (“RailAmerica”) for the three months ended June 30, 2011, and 2010, respectively.  During the six months ended June 30, 2011 and 2010, the Company allocated net proceeds of $1.4 million and $2.0 million, respectively, for management services and facility and equipment rents to affiliates of RailAmerica.  RailAmerica is an entity partially owned by investment funds managed by affiliates of Fortress. The net charges include expenses for services to be provided from time to time for certain reciprocal administrative services, including finance, accounting, human resources, purchasing and legal and for rents received on locomotives rented to RailAmerica and office space sub-leased to RailAmerica. Services and fees are based on arm’s-length arrangements. FECR Corp. had a net receivable from RailAmerica of $0.1 million and $0.3 million as of June 30, 2011 and December 31, 2010, respectively.

The Company rents chassis equipment for ordinary business operations from TRAC Intermodal, an entity indirectly owned by funds managed by affiliates of Fortress. These rents are based on current market rates for similar assets. During the three months ended June 30, 2011 and 2010, the Company paid rents at the amount of $0.1 million and $0.2 million, respectively.  The Company paid rents at the amount of $0.2 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

FLORIDA EAST COAST RAILWAY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Lease of FECI’s rail yard

On January 24, 2011, the Company entered into an amended and restated railyard lease, which, among other things: extends the date to vacate to December 31, 2035 (unless the Company elects not to renew the lease); commencing on January 1, 2011 provides for an annual rental fee of $4.5 million a year (subject to a 2.5% annual increase); provides the Company the right to purchase certain land from FECI at a mutually determined fair market value; provides FECI with the right to relocate the Company (at its expense) from such land to comparable property with competitive rental rates. The lease is cancellable after five years with a two year notice requirement. The Railway paid $1.2 million and $0.5 million for the railyard base rent for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, the Railway paid $2.4 million and $0.9 million, respectively for the railyard base rent.

Shareholder Contributions

In January 2011, Holdings Corp. contributed $140 million to the Company to repay a portion of the amounts outstanding under the then existing debt.

5. Income Taxes

As a result of the Rail Separation, the Company has no future responsibility for income taxes for periods prior to and including December 31, 2007, as it relates to activities under FECI’s period of ownership of the Company. It is more likely than not that the net operating losses expected to be generated by the Company in 2011 will expire unused. Accordingly, the Company has recognized tax expense in 2011 to reflect an increase in the Company’s deferred tax valuation allowance. As such, the Company recorded an income tax expense of $2.9 million and none, for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, the Company recorded income tax expense of $6.2 million and none, respectively.

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance of $28.9 million and $18.7 million as of June 30, 2011, and December 31, 2010, respectively, to reduce deferred tax assets to their expected realizable value.

The Company has net operating loss carryforwards as of June 30, 2011, as follows:

•                  U. S.—$236.2 million (expiration periods: 2028 — 2030)

•                  Florida—$242.0 million (expiration periods: 2028 —2030)

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. As of December 31, 2010, the Company does not believe that it had any uncertain tax positions. As of December 31, 2010, the U.S. taxing jurisdiction remains open to examination for the years 2010, 2009, and 2008.

6. Long-Term Debt

Debt consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)

Senior Secured Credit Facility:
Rail Term Loan	$—	$601,185
Senior Secured Notes	475,000	—
ABL Credit Facility	—	—
Total debt	475,000	601,185
Less: Current maturities	—	—
Long-term debt, less current maturities	$475,000	$601,185

On January 25, 2011, the Company sold $475.0 million of 8 1/8% Senior Secured Notes due 2017 (the “Senior Secured Notes”) in a private offering, for gross proceeds of $475.0 million. The net proceeds of the issuance of the Senior Secured Notes, together with an approximately $140.0 million equity contribution from Holdings Corp., were used to repay all amounts outstanding under the Facility as well as fees and expenses incurred in connection with the offering of the Senior Secured Notes. In connection with the

FLORIDA EAST COAST RAILWAY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

issuance of the Senior Secured Notes, the Company entered into an Asset Based Lending (“ABL”) Facility that matures on January 25, 2015. Availability on the ABL Facility as of June 30, 2011 was approximately $30.0 million and was undrawn.

On August 12, 2011, the Company commenced an exchange offer of the privately placed Senior Secured Notes for senior secured notes which have been registered under the Securities Act of 1933, as amended. The registered notes have terms that are substantially identical to the privately placed notes. The exchange offer will expire on September 12, 2011.

As of June 30, 2011, the Senior Secured Notes will mature as follows (in thousands):

2011	$—
2012	—
2013	—
2014	—
2015	—
Thereafter	$475,000

For the six months ended June 30, 2011 and 2010, interest expense of $22.7 million and $32.6 million was incurred, respectively.

7. Preferred Stock

On January 19, 2011, the Company amended the articles of its certificate of incorporation related to all of its outstanding Series A Redeemable Preferred Stock (the “preferred shares”) whereby the preferred shares were no longer subject to redemption. Upon the execution of the amendment, the Company reclassified all of its outstanding 19,809 preferred shares including its accumulated preferred yield of 15%, or $4.3 million, from liability to stockholders’ equity. Dividends continue to be cumulative at the rate of 15% per annum.

For the three and six months ended June 30, 2011, the total unpaid preferred yield was $0.9 million and $1.6 million, respectively, on outstanding preferred shares of 19,809 that had a carrying value of $19.8 million.

8. Share-Based Compensation

In January and February 2011, FECR Corp. issued 1,240 restricted share units (“RSU’s”) with respect to shares of common stock, par value $0.01, and a grant date fair value of $1.2 million to certain executives. The shares vest over three years. The grant date fair value of the restricted shares are based upon the market value of the Company’s common stock as of the quarterly evaluation performed.

Share-based compensation expenses for the three months ended June 30, 2011 and 2010 were $0.4 million and $0.2 million respectively.  Share-based compensation expense for the six months ended June 30, 2011 and June 30, 2010 were $0.9 million and $0.4 million, respectively.

In March 2011, the terms of the existing share-based compensation agreements were amended in order to convert the right to obtain shares of common stock of FECR Corp. into the right to obtain shares of common stock of Holdings Corp.  The Company accounted for the amendment in accordance with ASC 718, Compensation — Stock Compensation, and determined that no additional compensation charges were required.  The Company continues to record the compensation expense of the unvested shares in Holdings Corp. over the remaining vesting period subsequent to the date of the amendment.

9. Comprehensive Income

The following table reconciles net loss to comprehensive loss for the three and six months ended June 30, 2011 and 2010:

FLORIDA EAST COAST RAILWAY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net loss	$(6,823)	$(6,561)	$(13,700)	$(13,133)
Other comprehensive loss
Actuarial gain associated with pension plan	7	—	14	—
Unrealized gain on marketable securities held for sale	3	—	12	—

Total comprehensive loss	$(6,813)	$(6,561)	$(13,674)	$(13,133)

10. Commitments and Contingencies

The Company is the defendant and plaintiff in various lawsuits resulting from its operations. In the opinion of management, appropriate provision has been made in the Consolidated Financial Statements for the estimated liability that is probable of resulting from disposition of such matters. The Company maintains comprehensive liability insurance for bodily injury and property claims, but is self-insured or maintains a significant self-insured retention (i.e., deductible) for these exposures.

In September 2006, the Florida Department of Environmental Protection notified the Company and an adjacent property owner that they had been identified as potentially responsible parties (“PRPs”) as a result of an investigation into contaminated groundwater in Fort Pierce, Florida. Based upon site assessments performed in 2008 and 2009, the Company recorded liabilities (undiscounted) for environmental remediation costs to the extent such costs are probable and can be reasonably estimated.  The Company’s environmental contractor recently completed supplemental site assessment activities and prepared a site assessment report which was submitted to the Florida Department of Environmental Protection (“FDEP”).  The FDEP responded with a request to prepare a groundwater Remedial Action Plan and further limited work to delineate the groundwater plume.  Subsequently, the Company and FDEP agreed on the scope of further investigation.  Due to ongoing investigation, however, we are unable to estimate the total costs to address this site at this time.  Based on the available information, as of June 30, 2011 and December 31, 2010, the Company accrued $1.7 million and $1.7 million, respectively, related to the alleged contamination of which $1.5 million is expected to be paid out over the next 5 to 10 years.

In addition to the above site, the Company monitors a small number of other sites leased to others, or acquired by the Company or its subsidiaries. Based on management’s ongoing review and monitoring of these sites, and the ability to seek contribution or indemnification from the PRPs, the Company does not expect to incur material additional costs.

It is difficult to quantify future environmental costs as many issues relate to actions by third parties or changes in environmental regulations. However, based on information presently available, management believes that the ultimate disposition of currently known matters will not have a material effect on the financial position, liquidity, or results of operations of the Company.

11. Port of Miami

In October 2010, Miami-Dade County, owner of the Port of Miami, was awarded a $22.8 million federal grant under the U.S. Department of Transportation’s Transportation Investment Generating Economic Recovery II (“TIGER”) program to rehabilitate the port’s rail bridge and construct new rail facilities on port property (“on-port project”). These projects will enable cargo to be moved directly from the port’s facility to an inland distribution center and alleviate traffic congestion in and around the port. The Company plans to establish intermodal container rail service on its own rail line leading into the port at an estimated total cost of $21.8 million (“off-port project”). The Company signed an agreement with the Florida Department of Transportation (“FDOT”) on January 24, 2011, under which FDOT will participate in the funding of the “off-port” project and will reimburse the Company an estimated $10.9 million of the total costs. Florida East Coast Railway, L.L.C. (“FEC”) signed a limited assumption agreement with Miami-Dade County on March 15, 2011 under which FEC agreed to assume some of the County’s obligations and requirements under its grant agreement with the Maritime Administration, an agency of the U.S. Department of Transportation, to the extent relating or pertaining to the “off-port” project elements. The limited assumption agreement was executed because the off-port project is considered the required non-federal match for the on-port project.

FLORIDA EAST COAST RAILWAY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Supplemental Guarantor Disclosures

The Senior Secured Notes are jointly and severally, fully and unconditionally guaranteed on a senior secured basis by all of the Company’s existing and future wholly-owned, domestic subsidiaries (subject to certain exceptions) (collectively, the “guarantors”). The guarantors include Florida East Coast Railway, L.L.C. and its subsidiary and FEC Highway Services, L.L.C. and are 100% directly owned by FECR Corp.

Florida East Coast Railway Corp. is a holding company and does not have any material assets or operations other than the ownership of the capital stock of its direct subsidiaries. All of the Company’s operations are conducted through its subsidiaries, and, therefore, the Company is expected to continue to be dependent upon the cash flows of its subsidiaries to meet its obligations.

13. Impairment of Assets

During the second quarter of 2011, the Company entered into a plan to dispose of certain locomotives that are currently under lease.  The Company had determined that these surplus locomotives were not expected to be placed back into service.  The Company classified these locomotives as held for sale, and recorded a charge of $2.8 million to adjust their carrying value to their fair value based on recent sales and current market conditions.  The Company believes that the sale will be finalized towards the end of 2011.

14. Track Maintenance Agreement

In the first quarter of 2011, the Company entered into a Track Maintenance Agreement with an unrelated third-party customer (the “Shipper”).  Under the agreement, the Shipper will pay for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles, which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code.  The Company entered into a similar agreement in the fourth quarter of 2010.  For the three months ended June 30, 2011 and 2010, the Shipper paid $0.6 million and none, respectively. For the six months ended June 30, 2011 and 2010, the Shipper paid $1.4 million and none, respectively.  This amount is included in other expenses in the Consolidated Statement of Operations.

15. Subsequent Events

On August 12, 2011, the Company commenced an exchange offer of the privately placed Senior Secured Notes for senior secured notes which have been registered under the Securities Act of 1933, as amended. The registered notes have terms that are substantially identical to the privately placed notes. The exchange offer will expire on September 12, 2011.

On August 12, 2011, the Company entered into a sublease with RailAmerica, whereby, effective July 1, 2011, RailAmerica will sublease office space for a three-year term for approximately $0.9 million per year.  In addition, on August 12, 2011, the Company executed a sales agreement with RailAmerica to sell certain locomotives that were previously leased to them up to the date of sale.  The sale price for the locomotives was $4.5 million.   The Company had previously recorded an impairment charge on these locomotives to adjust their carrying value to fair value.    See Note 4, Related-Party Transactions for additional disclosures related to the Company’s agreements with RailAmerica.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties.  You should read the following discussion in conjunction with our historical consolidated financial statements included in this Quarterly Report on Form 10-Q and our annual audited consolidated financial statements included in our prospectus filed with the SEC on August 12, 2011.  The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods, and our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those listed under “Risk Factors.” Except where the context otherwise requires, the terms “FECR Corp” the “Company,” “we”, “our” and “us” refer to the business of Florida East Coast Railway Corp. and its consolidated subsidiaries.

Certain statements in this Quarterly Report on Form 10-Q and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not necessarily limited to, statements relating to future events and financial performance. Words such as “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “appears,” “may,” “will,” “would,” “could,” “should,” “seeks,” “estimates” and variations on these words and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that its expectations will be attained. Accordingly, you should not place undue reliance on any forward-looking statements contained in this report. Factors that could have a material adverse effect on our operations and future prospects or that could cause actual results to differ materially from our expectations include, but are not limited to, number of external variables over which management has little or no control, including: domestic and international economic conditions; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; the operations of carriers with which the Company interchanges traffic; acts of terrorism or war; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; legislative and regulatory developments; results of litigation; changes in capital markets; disruptions to our technology infrastructure, including computer systems; natural events such as severe weather, hurricanes and floods; and other risks detailed in our filings with the SEC. In addition, new risks and uncertainties emerge from time to time, and it is not possible for us to predict or assess the impact of every factor that may cause actual results to differ from those contained in any forward-looking statements. Such forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We own and operate a 351-mile freight railroad along the east coast of Florida from Jacksonville to Miami. Our railroad is one of only two major freight railroads serving Florida. We operate at a high level of density, which means that we carry a high number of units per track mile. In 2010, we carried approximately 1,168 units per mainline track mile, which we believe is more than any of the Class I railroads in the United States.

In 2010, we transported over 410,000 units on our railroad comprising various types of freight for over 500 customers. We transport products such as intermodal containers and trailers, crushed rock (aggregate), automobiles, food, and other industrial products. We are a major hauler of aggregate in the State of Florida and a key conduit for the transportation of automobiles into South Florida.

We provide a direct route through some of the most highly congested regions of the State of Florida, and we believe that we are able to haul freight often more quickly and more cost effectively than other modes of transportation, such as trucking, as one train can haul the equivalent of up to 280 trucks.

We have direct access to the major south Florida ports of Miami, Everglades (Fort Lauderdale) and Palm Beach through which we transport intermodal containers. We believe that our unique positioning to these ports will help us continue our growth of volumes of intermodal containers.

Our Business

We generate rail-operating revenues primarily from both the movement of freight in conventional freight cars and intermodal shipments of containers and trailers on flatcars. We count each move of a freight car, container or trailer on our line as one unit. We also generate revenue from dray moves (drayage is the movement of containers or trailers by truck to and from the rail yard). Non-

freight operating revenues are derived from car hire and demurrage (allowing our customers and other railroads to use our railcars for storage or transportation in exchange for a daily fee), real estate and equipment lease income, ancillary dray charges, switching (managing and positioning railcars within a customer’s facility), and other transportation services.

Our rail expenses consist of salaries (approximately 70% of our work force is covered by collective bargaining agreements), related payroll taxes and employee benefits, depreciation (primarily reflecting our capital requirements for maintaining current operations), insurance and casualty claim expenses, diesel fuel, repairs billed to/from others (generally, a net rent credit received from repairs of foreign cars on our line less repairs paid by us for our cars on a foreign line), property taxes, material and supplies, purchased services, and other expenses.

Managing Business Performance

We manage our business performance by attempting to (i) grow our freight and non-freight revenue, (ii) drive financial improvements through a variety of cost-savings and productivity initiatives, and (iii) continued focus on safety to lower the costs and risks associated with operating our business.

Management is focused on improving operating efficiency and lowering costs.  We believe that a number of cost savings initiatives such as: renegotiation of third-party services, lowering fuel consumption, ensuring safe operations, use of more efficient locomotives, and railcar utilization will drive lower costs of operations.

Fortress Acquisition and Rail Separation

On July 26, 2007, Fortress Investment Group LLC (“Fortress”) acquired all of the outstanding capital stock of Florida East Coast Industries, Inc. (“FECI”) , which was accounted for using the purchase method of accounting in accordance with the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”). Under the purchase method of accounting, the assets acquired and liabilities assumed from FECI were recorded at the date of acquisition at their respective fair values. The acquisition is herein referred to as the “Fortress Acquisition”.

As of December 31, 2007, subsequent to the Fortress Acquisition, we acquired all of the assets and liabilities of Florida East Coast Railway, L.L.C. and FEC Highway Services L.L.C. in a transaction referred to as the “Rail Separation” for a cash consideration of $246.4 million. Concurrent with the Rail Separation, FECR Rail LLC and FECR Corp. were formed to carry on the activities of FECI’s rail transportation segment.

Highlights for the Three Months ended June 30, 2011 and 2010

•                  Operating revenue for the three months ended June 30, 2011 was $53.0 million, compared with $50.9 million for the three months ended June 30, 2010. This $2.1 million increase was related to price increases on line-haul rates, and increased fuel surcharge recovery resulting from increased fuel prices, offset by a negative change in mix.

•                  Freight revenues increased $2.1 million, or 4.5%, for the three months ended June 30, 2011, compared with the three months ended June 30, 2010, primarily due to price increases on line-haul rates, increased fuel surcharge recovery, as well as increased intermodal volumes, offset by a decrease in carload volumes and a negative change in mix. Non-freight revenues remained relatively consistent for the comparable periods.

•                  Net loss for the three months ended June 30, 2011 was $6.8 million, compared with a net loss of $6.6 million for the three months ended June 30, 2010. Operating income for the three months ended June 30, 2011 was $6.5 million, compared with $10.9 million for the three months ended June 30, 2010.

•                  Our operating ratio, which we define as total operating expenses divided by total operating revenues, was 87.8% for the three months ended June 30, 2011, compared with an operating ratio of 78.7% for the three months ended June 30, 2010. This increase was primarily due to costs incurred related to strategic initiatives, increased rail yard rent and an impairment charge recorded on certain locomotives. Our operating ratio, excluding the impairment charge, would have been 82.6% for the three months ended June 30, 2011.  In addition, the Company experienced decreased volumes during the three months ended June 30, 2011 as compared to June 30, 2010, as well as a change in the mix of volume (carload traffic, which has a higher average revenue per unit, was 18.6% of the traffic for the three months ended June 30, 2011 as compared to 21.7% for the three months ended June 30, 2010). We deem operating ratio as an important metric to measure our operational performance, however, we recognize that the operating ratio is not a measure under U.S. GAAP.

Highlights for the Six Months ended June 30, 2011 and 2010

•                  Operating revenues for the six months ended June 30, 2011 were $104.5 million, compared with $98.5 million for the six months ended June 30, 2010.  The primary driver of this $6.0 million increase was an increase on line-haul rates, increased fuel surcharge recovery resulting from increased fuel prices and increased non-freight revenues.

•                  Freight revenues increased $5.3 million, or 5.9%, for the six months ended June 30, 2011, compared with the six months ended June 30, 2010, primarily due to an increase on line-haul rates, increased fuel surcharge recovery and increased volumes (intermodal volume increases were offset by a decrease in carload volumes), offset by a negative change in mix. Non-freight revenues increased $0.7 million, or 8.1%, for the six months ended June 30, 2011, compared with the six months ended June 30, 2010, primarily due to additional leases of equipment to third-parties and other operating rents, as well as additional fees received from the installation of a utility pipeline under the Hialeah yard.

•                  Net loss for the six months ended June 30, 2011 was $13.7 million, compared with a net loss of $13.1 million for the six months ended June 30, 2010. Operating income for the six months ended June 30, 2011 was $15.3 million, compared with $19.8 million for the six months ended June 30, 2010.

•                  Our operating ratio was 85.4% for the six months ended June 30, 2011, compared with an operating ratio of 79.8% for the six months ended June 30, 2010. This increase was primarily due to costs incurred related to strategic initiatives, increased rail yard rent and an impairment charge recorded on certain locomotives. Our operating ratio, excluding the impairment charge, would have been 82.8% for the six months ended June 30, 2011. In addition, while the Company experienced increased revenues due to higher volumes, increased line-haul rates and fuel surcharge for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, this was offset by a change in mix between intermodal and carload volume.  Intermodal now represents 81.2% of the total volume versus 78.3% for the corresponding period last year.

•                  During the six months ended June 30, 2011, we generated $16.9 million in cash from our operating activities, and purchased $9.4 million in property, plant and equipment.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

Operating Revenue

Operating revenues increased $2.1 million, or 4.2%, to $53.0 million for the three months ended June 30, 2011 from $50.9 million for the three months ended June 30, 2010. The net increase was primarily due to price increases on line-haul rates, and increased fuel surcharge recovery resulting from increased fuel prices, offset by a negative change in mix.

Freight revenues increased $2.1 million, or 4.5%, to $48.4 million for the three months ended June 30, 2011 from $46.3 million for the three months ended June 30, 2010. The increase in freight revenues was mainly due to price increases on line-haul rates, and increased fuel surcharge recovery, offset by decreased traffic volume and a negative change in mix. Total units decreased 2.3% to 102,965 for the three months ended June 30, 2011, from 105,395 for the three months ended June 30, 2010 (an increase in intermodal volumes was offset by a decrease in carload volumes).

The increase in average revenue per unit to $470 for the three months ended June 30, 2011 from $440 for the three months ended June 30, 2010 was due to an increase in price and fuel surcharges, offset by a decrease related to traffic mix (our volume growth was driven by shorter haul moves), and, to some extent, a change in mix from carload traffic to intermodal traffic. Carload traffic, which has a higher average revenue per unit, was 18.6% of the traffic for the three months ended June 30, 2011 as compared to 21.7% for the three months ended June 30, 2010.

The following table compares freight revenues, units, and average freight revenue per unit for the three months ended June 30, 2011 and the three months ended June 30, 2010:

	Three months ended June 30,
	2011			2010
	Freight Revenues	Units	Average Revenue per unit	Freight Revenues	Units	Average Revenue per unit
	(in thousands, except unit and average revenue per unit)

Intermodal	$32,243	83,771	$385	$28,484	82,506	$345

Crushed Stone (Aggregate)	6,771	11,151	607	7,814	14,072	555
Food Products	2,489	2,018	1,233	2,880	2,545	1,132

	Three months ended June 30,
	2011			2010
	Freight Revenues	Units	Average Revenue per unit	Freight Revenues	Units	Average Revenue per unit
	(in thousands, except unit and average revenue per unit)
Motor Vehicles & Equipment	1,514	1,161	1,304	1,909	1,567	1,218
Chemicals	1,620	929	1,744	1,965	995	1,975
Other	3,770	3,935	958	3,286	3,710	886

Carload Subtotal	16,164	19,194	842	17,854	22,889	780
Total	$48,407	102,965	$470	$46,338	105,395	$440

Intermodal revenues increased $3.8 million (Rate/Mix increase—$3.3 million; Volume increase—$0.5 million) for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Rate/Mix represents the change in price per unit charged to the customer as well as the change in price per unit due to the mix in traffic, as the rate per unit may vary per the commodity handled and the length of the haul. Our Rate/Mix increase was driven by an increase in actual price offset by a change in mix.  Overall, Intermodal shipments increased 1.5%, or approximately 1,265 units for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. This growth was attributable to our international business (which primarily includes our customers that ship freight through maritime ports), and our intermodal haulage business.

Carload revenues for the three months ended June 30, 2011 decreased $1.7 million (Rate/Mix increase—$1.2 million; offset by Volume decrease—$2.9 million) from 2010 levels for the same period.  Overall, carload shipments declined 16.1%, or approximately 3,695 units, for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. This decrease in carload revenue was primarily due to the net effect of the following:

•                  Crushed Stone (Aggregate) revenues decreased $1.0 million, or 13.3% primarily due to continued volume declines in the residential and road construction markets in Florida.

•                  Food Products revenues decreased $0.4 million, or 13.6%. This decrease was driven by a decline in volumes of 20.7% that was primarily due to a temporary shift in the distribution channels of one of our major customers.

•                  Motor Vehicles & Equipment revenues decreased $0.4 million, or 20.7%.  This decrease was due to declines in production as a result of the earthquakes in Japan.

•                  Chemicals revenues decreased $0.3 million, or 17.6%.  This decrease was due to a reduction in ethanol shipments and liquid petroleum gasoline (“LPG”) volume.

•                  Other revenues increased $0.5 million, or 14.7%. This increase is primarily due to an increase in revenues related to higher shipments of paper commodities.

Non-freight revenues remained relatively consistent for the three months ended June 30, 2011 compared to June 30, 2010.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Three months ended June 30,
	2011		2010
Operating revenue	$53,011	100.0%	$50,874	100.0%
Operating expenses:
Labor and benefits	11,621	21.9%	10,159	20.0%
Equipment rents	2,824	5.3%	2,826	5.6%
Purchased services	8,654	16.3%	8,240	16.2%
Diesel fuel	7,449	14.1%	5,598	11.0%
Depreciation and amortization	6,808	12.8%	6,959	13.7%
Net loss on sale and impairment of assets	1,833	3.5%	—	—
Other expenses	7,343	13.9%	6,235	12.2%
Total operating expenses	$46,532	87.8%	$40,017	78.7%
Operating income	$6,479	12.2%	$10,857	21.3%

Operating expenses increased to $46.5 million for the three months ended June 30, 2011, from $40.0 million for the three months ended June 30, 2010, an increase of $6.5 million, or 16.3%. The operating ratio was 87.8% for the three months ended June 30, 2011, compared to 78.7% for the three months ended June 30, 2010. Set forth below is additional detail regarding changes in our operating expenses:

•                  Labor and benefits increased $1.5 million, or 14.4%, to $11.6 million. As a percentage of operating revenue, labor and benefits increased 1.9 points. The increase in labor and benefits was mainly due to an increase in headcount of our executive team for the three months ended June 30, 2011, compared to June 30, 2010.

•                  Equipment rents remained relatively consistent for the comparable periods.

•                  Purchased services increased $0.4 million, or 5.0%, to $8.7 million. This increase was mainly due to consulting services incurred relating to strategic initiatives.

•                  Diesel fuel increased $1.9 million, or 33.1%, to $7.5 million. As a percentage of revenue, diesel fuel increased to 14.1% for the three months ended June 30, 2011, as compared to 11.0% for the three months ended June 30, 2010. The increase in diesel fuel was primarily due to an increase in the average price of fuel. The average price of fuel was $3.40 per gallon for the three months ended June 30, 2011, compared to the average price per gallon of $2.41 for the three months ended June 30, 2010. This increase in fuel cost was partially offset by efficiencies in fuel usage for the comparable periods.

•                  Depreciation and amortization remained relatively consistent for the comparable periods.

•                  Net loss on sale and impairment of assets increased $1.8 million for the three months ended June 30, 2011 primarily due to the impairment loss recorded of $2.8 million related to certain locomotives that are currently under lease, offset by a gain recorded on the sale of land of $1.0 million.

•                  Other expenses increased $1.1 million, or 17.8%, to $7.3 million primarily due to increased rent of $1.1 million related to the Hialeah yard as a result of the amended lease agreement, increased property taxes of $0.3 million, increased insurance expense related to increased coverage limits of $0.1 million, offset by track maintenance agreement reimbursements of $0.6 million.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense decreased $6.6 million, or 39.0%, to $10.4 million for the three months ended June 30, 2011 from $17.0 million for the three months ended June 30, 2010. The decrease was primarily due to a decrease in interest rates and principal reduction in connection with the refinancing of the Old Facility (as defined below) with $475.0 million proceeds from the sale of the Senior Secured Notes (9.75% interest rate on the Old Facility as compared to a rate of 8.125% on the Senior Secured Notes).

Other Income (Loss). Other loss decreased $0.4 million, to none for the three months ended June 30, 2011 compared to a $0.4 million loss for the three months ended June 30, 2010.

Provision for Income Taxes. For the three months ended June 30, 2011, we believe that it is more likely than not that net operating losses expected to be generated by the Company in 2011 will expire unused. Accordingly, we recognized tax expense in the amount of $2.9 million for the three months ended June 30, 2011. For the three months ended June 30, 2010, we expected that our net operating losses would be fully utilized.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

Operating Revenue

Operating revenue increased $6.0 million, or 6.1%, to $104.5 million for the six months ended June 30, 2011 from $98.5 million for the six months ended June 30, 2010. The net increase was primarily due to increased prices on line-haul rates, increased fuel surcharge recovery due to increased fuel prices, increased volumes and an increase in non-freight revenues, offset by a negative change in mix.

Freight revenues increased $5.3 million, or 5.9%, to $95.0 million for the six months ended June 30, 2011 from $89.7 million for the six months ended June 30, 2010.  The primary driver of the increase was an increase on line-haul rates, and increased fuel surcharge recovery, offset by a negative change in mix. Total units increased 1.0% to 206,401 for the six months ended June 30, 2011 from 204,531 for the six months ended June 30, 2010 (increased intermodal volumes were offset by decreased carload volumes).

The increase in the average revenue per unit to $460 for the six months ended June 30, 2011 from $438 for the six months ended June 30, 2010 was primarily due to the increase in price and fuel surcharge recovery due to an increase in fuel price, partially offset by the change in mix from carload traffic to intermodal traffic. Carload traffic, which has a higher average revenue per unit, was 18.8% of the total volume for the six months ended June 30, 2011 as compared to 21.7% for the six months ended June 30, 2010.

The following table compares freight revenues, units, and average freight revenue per unit for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011			2010
	Freight Revenues	Units	Average Revenue per unit	Freight Revenues	Units	Average Revenue per unit
	(in thousands, except units and average revenue per unit)

Intermodal	$62,621	167,601	$374	$55,113	160,076	$344

Crushed Stone (Aggregate)	12,879	21,474	600	14,499	26,591	545
Food Products	5,072	4,217	1,203	6,003	5,286	1,136
Motor Vehicles & Equipment	3,549	2,817	1,260	3,883	3,247	1,196
Chemicals	3,489	2,076	1,681	3,830	1,961	1,953
Other	7,400	8,216	901	6,352	7,370	862

Carload Subtotal	32,389	38,800	835	34,567	44,455	778
Total	$95,010	206,401	$460	$89,680	204,531	$438

Intermodal revenues increased $7.5 million (Rate/Mix increase—$4.9 million; Volume increase—$2.6 million) for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010.  Overall, intermodal shipments increased 4.7%, or approximately 7,525 units for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010.

Carload revenues decreased $2.2 million (Rate/Mix increase—$2.2 million; Volume decrease—$4.4 million) for the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010.  Overall, carload shipments declined 12.7%, or approximately 5,655 units for the six months ended June 30, 2011 from the six months ended June 30, 2010. This decrease in carload revenues was primarily due to the net effect of the following:

•                  Crushed Stone (Aggregate) revenues decreased $1.6 million, or 11.2%. This decrease was primarily due to the decreased volumes of 19.2% as a result of the decline in the residential and road construction markets in Florida.

•                  Food Products revenues decreased $0.9 million, or 15.5%. This decrease was driven by a decline in volumes of 20.2% that was primarily due to a temporary shift in the distribution channel of one of our major customers.

•                  Motor Vehicles & Equipment revenues decreased $0.3 million, or 8.6%.  This decrease was due to declines in production as a result of the earthquakes in Japan.

•                  Chemicals revenues decreased $0.3 million, or 8.9%. This decrease was due to a reduction in ethanol shipments and LPG volume.

•                  Other revenues increased $1.0 million, or 16.5%.  This increase was primarily due to an increase in volume.

Non-freight revenues increased $0.7 million, or 8.1%, to $9.5 million for the six months ended June 30, 2011 from $8.8 million for the six months ended June 30, 2010.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Six Months ended June 30,
	2011		2010
Operating revenue	$104,496	100.0%	$98,456	100.0%
Operating expenses:
Labor and benefits	23,913	22.9%	21,256	21.6%
Equipment rents	5,630	5.4%	5,541	5.6%

	Six Months ended June 30,
	2011		2010
Purchased services	16,919	16.2%	15,998	16.2%
Diesel fuel	14,150	13.5%	10,652	10.8%
Depreciation and amortization	13,661	13.1%	13,858	14.1%
Net loss on sale and impairment of assets	1,759	1.7%	—	—
Other expenses	13,211	12.6%	11,306	11.5%

Total operating expenses	$89,243	85.4%	$78,611	79.8%

Operating income	$15,253	14.6%	$19,845	20.2%

Operating expenses increased to $89.2 million for the six months ended June 30, 2011 from $78.6 million for the six months ended June 30, 2010, an increase of $10.6 million, or 13.5%. The operating ratio was 85.4% for the six months ended June 30, 2011, compared to 79.8% for the six months ended June 30, 2010. The increase in operating expenses was due to the following:

•                  Labor and benefits increased $2.7 million, or 12.5%, to $23.9 million. As a percentage of operating revenue, labor and benefits increased 1.3 points. The increase in labor and benefits was primarily due to an increase in headcount for the six months ended June 30, 2011 as compared to June 30, 2010 in relation to hiring our executive team.

•                  Equipment rents remained relatively consistent for the comparable periods.

•                  Purchased services increased $0.9 million, or 5.8%, to $16.9 million This increase was mainly due to consulting services incurred relating to strategic initiatives.

•                  Diesel fuel increased $3.5 million, or 32.8%, to $14.2 million. As a percentage of revenue, diesel fuel increased to 13.5% for the six months ended June 30, 2011 from 10.8% for the six months ended June 30, 2010. The increase in diesel fuel was primarily due to an increase in the average price of fuel to $3.22 per gallon for the six months ended June 30, 2011, compared to the average price per gallon of $2.35 for the six months ended June 30, 2010. This increase in fuel cost was partially offset by efficiencies in fuel usage for the comparable periods.

•                  Depreciation and amortization remained relatively consistent for the comparable periods.

•                  Net loss on sale and impairment of assets increased $1.8 million for the six months ended June 30, 2011 primarily due to an impairment loss recorded of $2.8 million related to certain locomotives that are currently under lease, offset by a gain recorded on the sale of land of $1.0 million.

•                  Other expenses increased $1.9 million, or 16.5%, to $13.2 million primarily due to increased Hialeah yard rent of $2.4 million, increased repair costs of $0.2 million, increased general expenses of $0.2 million and other miscellaneous increases of $0.5 million, offset by track maintenance agreement reimbursements of $1.4 million.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense decreased $9.9 million, or 30.3%, to $22.7 million for the six months ended June 30, 2011 from $32.6 million for the six months ended June 30, 2010. The decrease was primarily due to a decrease in interest rates and principal reduction in connection with the refinancing of the Old Facility with $475.0 million proceeds from the sale of the Senior Secured Notes (9.75% interest rate on the Old Facility as compared to a rate of 8.125% on the Senior Secured Notes).

Other Income (Loss). Other income (loss) increased $0.4 million, to none for the six months ended June 30, 2011 compared to a $0.4 million loss for the six months ended June 30, 2010.

Provision for Income Taxes. For the six months ended June 30, 2011, we believe that it is more likely than not that net operating losses expected to be generated by the Company in 2011 will expire unused. Accordingly, we recognized tax expense in the amount of $6.2 million for the six months ended June 30, 2011. For the six months ended June 30, 2010, we expected that our net operating losses would be fully utilized.

Liquidity and Capital Resources

The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all of our subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures and debt service requirements. For the six months ended June 30,

2011 and 2010, there was a net cash inflow from operations of $16.9 million and $8.5 million, respectively, primarily related to cash flow generated by operations.

We have historically met our liquidity requirements primarily from the following sources:

•                  Operating revenues generated from freight and non-freight revenues. Freight revenues include revenues derived from intermodal transports and carload shipments of a variety of goods such as aggregates (crushed stones), motor vehicles and food products. Non-freight revenues include car hire and demurrage, real estate and equipment lease income, ancillary dray charges, switching, administration fees and other transportation services.

•                  Secured borrowings and lines of credits, under which $475.0 million was outstanding, and $30.0 million was available for borrowing as of June 30, 2011. As of December 31, 2010, $601.2 million was outstanding and there was no additional line of credit available for the period then ended.

We expect that our cash flows from operations and existing credit facilities will be sufficient to meet our ongoing operating requirements, to fund capital expenditures for property, plant and equipment, and to satisfy our debt requirements. Our current projections of cash flows from operations and the availability of funds under our ABL Facility (as further described below) are expected to be sufficient to fund our maturing debt and contractual obligations in the next several years. No assurance can be made that we will be able to meet our financing and liquidity needs as currently contemplated. See “Risk Factors—We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.”

We have implemented capital spending programs designed to ensure the ability to provide safe, efficient and reliable transportation services. For the remainder of 2011, we plan to spend $21.6 million of capital of which approximately 49% will be used to sustain the core infrastructure. We intend to fund these capital investments through cash generated from operations.

The remaining amounts will be allocated to locomotives, freight cars, technology and high return growth or productivity investments such as the planned intermodal container rail service on our own rail line leading into the port of Miami. This project will enable cargo to be moved directly from the port’s facility to an inland distribution center and alleviate traffic congestion in and around the port. We estimate the total costs to be $50.0 million, of which we will contribute an estimated $10.9 million.

We are continually evaluating market and regulatory conditions that could affect our ability to generate sufficient returns on capital investments. We may revise our future estimates for capital spending as a result of changes in business conditions, tax legislation or the enactment of new laws or regulations. Although new legislation or regulations could have a material adverse effect on our operations and financial performance in the future, we cannot predict the manner or severity of such impact. However, we continue to take steps and explore opportunities to reduce the impact of our operations on the environment, including investments in new technologies, reducing fuel consumption and increasing fuel efficiency and lowering emissions.

Cash Flow Information for the Six Months ended June 30, 2011 and 2010

The following table sets forth certain historical cash flow information for the six months ended June 30, 2011 and 2010.

Cash Flows:	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(in thousands)
Net cash provided by operating activities	$16,857	$8,452
Net cash (used in) investing activities	(1,737)	(9,904)
Net cash (used in) financing activities	(1,832)	—
Net increase (decrease) in cash and cash equivalents	13,288	(1,452)

Operating Activities

Cash provided by operating activities was $16.9 million for the six months ended June 30, 2011, compared to cash provided by operating activities of $8.5 million for the six months ended June 30, 2010. The increase in cash generated by operating activities of $8.4 million was primarily related to an increase in accounts payable and accrued expenses due to the first interest payment due on the Senior Secured Notes which was due on August 1, 2011, whereas, the interest payment on the Old Facility was paid on June 30, 2010.

Investing Activities

Cash used in investing activities was $1.7 million for the six months ended June 30, 2011, compared to cash used in investing activities of $9.9 million for the six months ended June 30, 2010. The reduction in cash used in investing activities of $8.2 million was primarily related to the release of the interest reserve account related to the Refinancing as well as proceeds from the sale of assets offset by an increase of capital expenditures.

Financing Activities

Cash used in financing activities was $1.8 million for the six months ended June 30, 2011. There was no cash used for financing activities for the six months ended June 30, 2010. The increase of $1.8 million was primarily related to the refinancing of the Rail Term Loan of $601.2 million, the payment of related transaction costs of $15.4 million offset by the proceeds from the Senior Secured Notes of $475.0 million and the equity contribution from our direct parent, Florida East Coast Holdings Corp. of $140.0 million.

Long-term Debt

In connection with the Fortress Acquisition, we, along with FECI, entered into the $1.656 billion facility referred to as the “Old Facility”.

The Old Facility consisted of:

•                  a $992.8 million Property Term Loan;

•                  a $600.0 million Rail Term Loan;

•                  a $13.2 million Delayed Draw Property Term Loan; and

•                  a $50.0 million Revolving Credit Facility.

As a result of the Rail Separation, the $600.0 million Rail Term Loan was assumed by the Company and FECR Rail LLC. The $50 million Revolving Credit Facility remained in place for FECI and the Company after the Rail Separation. Prior to December 31, 2007, all amounts outstanding under the Revolving Credit Facility were drawn by and were the obligation of FECI. All obligations outstanding under the Old Facility were cross-guaranteed by FECI and our respective subsidiaries.

The Old Facility was subject to various amendments and required FECI and the Company to comply with, affirmative and negative covenants, the most significant of which were: (1) minimum net worth, as defined, of FECI and us as a combined group of $1.65 billion, (2) limitations on the aggregate amount of capital expenditures incurred from July 26, 2009, until the expiration of the third extension period, and (3) the interest reserve account balance to be maintained at $15.0 million for FECI and us combined.

In conjunction with the July 2009 amendment under the Old Facility, the Company incurred $10.3 million of transaction fees (of which $7.5 million were amortized over an 18-month extension period, and $2.8 million of third-party fees were included in other expense in the consolidated statement of operations) and accrued interest.

The Old Facility and its amendments were secured by a first-priority, perfected security interest in substantially all of our tangible and intangible assets, including, but not limited to, intellectual property, owned and material leased real property and all of the capital stock of FECR and FECI and each of its direct and indirect subsidiaries. We were the borrower under the Rail Term Loan, whereas FECI was the borrower under the remaining portions of the Old Facility, though FECI and our respective subsidiaries jointly and severally cross-guaranteed the loans.

The amended Old Facility bore interest based on an alternative base rate or LIBOR at the Company’s option. Interest under the alternative base rate method had a base rate for any day, a rate per annum equal to the greater of (a) the base rate in effect on such a day or (b) the federal funds effective rate in effect on such day plus 1/2 of 1.0% subject to a floor of 3.0%, plus an applicable margin of 6.5% per annum through the 18-month extension periods. The margin increased to 8.0%, 9.5% and 11.0% for the first, second, and third extension period, respectively. Interest under the LIBOR method had a base rate of LIBOR, subject to a floor of 3.0%, plus an applicable margin of 7.5% per annum through the 18-month extension periods. The margin increased to 9.0%, 10.5% and 12.0% for the first, second, and third extension period, respectively.

In July 2009, a letter of credit was drawn upon at the amount of $1.6 million, which was included in the outstanding balance of the Rail Term Loan as of December 31, 2010, respectively.

The Company’s outstanding balances of the amended Old Facility were $601.2 million as of December 31, 2010. The weighted-average interest rate on the amended Old Facility was 9.66% for the year ended December 31, 2010. The aggregate outstanding balance on the amended Old Facility, which included the Company’s outstanding balance of $601.2 million, was $799.1 million as of December 31, 2010.

All outstanding amounts under the amended Old Facility were paid in January 2011 (as described in “Refinancing” below).

Refinancing

On January 25, 2011, we sold $475.0 million aggregate principal amount of the Senior Secured Notes for gross proceeds of $475.0 million in a private offering. The net proceeds of the issuance of the Senior Secured Notes, together with an approximately $140.0 million equity contribution from our immediate parent Florida East Coast Holdings Corp. were used to repay an amount outstanding of approximately $601.2 million under the Old Facility owed by the Company (herein referred to as the “Refinancing”), to pay certain fees and expenses incurred in connection with the offering of the Senior Secured Notes and for general corporate purposes. FECI entered into a separate financing transaction whereby it paid down its outstanding balance of approximately $197.9 million under the Old Facility. As a result, the Old Facility is no longer outstanding and none of its obligations are further jointly and severally cross-guaranteed by the subsidiaries of FECI and the Company. None of the Company’s subsidiaries continue to guarantee the outstanding obligations of FECI.

In connection with the issuance of the Senior Secured Notes, on January 25, 2011, we also entered into an Asset-Based Lending (“ABL”) Facility. The ABL Facility matures on January 25, 2015 and bears interest at the Company’s option of: (a) a base rate determined in the greater of (1) the prime rate of the administrative agent, (2) federal funds effective rate plus 1/2 of 1%, or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits in London interbank market for the interest period relevant to such borrowing. The applicable margin with respect to (a) base rate borrowings will be 2.25%, and (b) LIBOR borrowings will be 3.25%. Obligations under the ABL Facility are secured by a first-priority lien on the ABL Collateral. As of June 30, 2011, we had no outstanding balance and approximately $30.0 million of undrawn availability under the ABL Facility, taking into account borrowing base limitations.

The Senior Secured Notes are secured by first-priority liens on substantially all of our tangible and intangible assets and the guarantors’ (other than the ABL Collateral securing the ABL Facility) and a second-priority lien on ABL Collateral. The guarantors are defined primarily as existing and future wholly owned domestic restricted subsidiaries.

We may redeem up to 10% of the aggregate principal amount of the Senior Secured Notes issued during any 12-month period commencing on the issue date and ending on the third anniversary thereof at a price equal to 103% of the principal amount thereof plus accrued and unpaid interest, if any. We may also redeem some or all of the Senior Secured Notes at any time before February 1, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium. In addition, prior to February 1, 2014, we may redeem up to 35% of the Senior Secured Notes at a redemption price of 108.125% of the aggregate principal amount thereof with the proceeds from an equity offering. Subsequent to February 1, 2014, we may redeem the Senior Secured Notes at 104.063% of their principal amount. The premium then reduces to 102.031% commencing on February 1, 2015 and then 100% on February 1, 2016 and thereafter.

Covenants

The indenture governing the notes and our ABL Facility contain certain limitations and restrictions on us and our restricted subsidiaries’ ability to, among other things, incur additional indebtedness; issue preferred and disqualified stock; purchase or redeem capital stock; make certain investments; pay dividends or make other payments or loans or transfer property; sell assets; enter into certain types of transactions with affiliates involving consideration in excess of $5.0 million; create liens on certain assets; and sell all or substantially all of our assets or merge with or into another company. These covenants are subject to important exceptions and qualifications. In addition, if availability under the ABL Facility is below $7.5 million during any future period, we will be subject to a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.1 to 1.0.  As of June 30, 2011, the Company was in compliance with all debt covenants.

Contractual Obligations

The following table represents the minimum future payments on our long-term debt and our existing lease obligations as of December 31, 2010 (in thousands).

	Total	2011	2012-2013	2014-2015	After 2015
Long-term debt(1)	$601,185	$601,185	$—	$—	$—
Interest payments on long-term debt	4,015	4,015	—	—	—
Capital lease obligations	69	69	—	—	—
Operating lease obligations(2)	27,227	5,097	8,667	6,530	6,933

Total contractual obligations(3)	$632,496	$610,366	$8,667	$6,530	$6,933

(1)                   Long term debt does not include the offering of our Senior Secured Notes in January 2011.

The initial semi-annual interest payment of the Senior Secured Notes is payable on August 1, 2011. The remaining interest payments are due on February 1 and August 1 of each year, through and including February 1, 2017. Interest payments on the Senior Secured Notes will be $20.0 million in 2011, $77.2 million in 2012-2013, $77.2 million in 2014-2015 and $57.9 million thereafter.

(2)                   The cancellable railyard lease agreement is not included in the operating lease obligations in the table above. Under the lease agreement, we were required to vacate 20% of the land effective April 1, 2010. We entered into two amendments extending the date to vacate to July 1, 2011. The first amendment extended the date to vacate to July 1, 2010 at an additional lease cost of $0.1 million. The second amendment extended the date to vacate to July 1, 2011 at an additional cost of $1.9 million, of which $1.4 million was prepaid for the period October 1, 2010 through June 30, 2011.

The railyard lease agreement was amended and restated on January 24, 2011. Under the restated agreement, base rent commenced on January 1, 2011 at $4.5 million per annum with a 2.5% escalation clause per year for 25 years and will automatically renew for additional five year periods. Under the amended agreement, we may terminate the agreement after five years upon a two year notice to terminate, and we have the option to purchase the property at fair market value upon written notice of such intent and the payment of a non-refundable 3% deposit.

(3)                   There were no material purchase obligations outstanding as of December 31, 2010.

Critical Accounting Policies

Our Consolidated Financial Statements have been prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Those estimates form the basis for our judgments that affect the amounts reported in the Consolidated Financial Statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our Consolidated Financial Statements.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Although we believe the policies summarized below to be the most critical, other accounting policies also have significant effect on our financial statements and certain of these policies also require the use of estimates and assumptions.

The critical financial statement accounts that are subject to significant estimation are reserves for litigation, casualty and environmental matters, deferred income taxes and property, plant and equipment depreciation methods.

In accordance with FASB Contingencies Topic, an accrual for a loss contingency is established if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred or an asset has been impaired and can be reasonably estimated. These estimates have been developed in consultation with outside counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Subsequent to changes to those estimates are reflected in our statements of operations in the period of change.

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, future taxable income, and the expected timing of the reversals of existing temporary differences.

If we are unable to generate sufficient future taxable income, or there is a material change in the statutory tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish an additional valuation allowance against a portion of our deferred tax asset, resulting in an increase in our effective tax rate and adverse effect on earnings. For the three and six months ended June 30, 2011 we recorded an increase in the valuation allowance of $5.7 million and $10.2 million, respectively.  Additionally, changes in our estimates regarding the statutory tax rates to be applied to the reversal of deferred tax assets and liabilities could materially affect our effective tax rate.

Property, plant and equipment comprised 93.8% of our total assets as of December 31, 2010. These assets are stated at cost, less accumulated depreciation. We utilize the group-life method to classify, depreciate and retire the majority of our assets. Under the group-life method, assets with similar characteristics and intended use are assigned an asset class with a specific life. Assets are either recorded individually (locomotives, freight cars, vehicles, etc.) or as a “mass” asset (rail, ties, ballast, etc.) at the time of capitalization. All depreciable assets use the straight line method for depreciation based on an average life of the asset class.

We determine the estimated service lives of depreciable railroad property by means of depreciation studies. Our depreciation studies take into account the following factors:

•                  Statistical analysis of historical patterns of use and retirements of each of our asset classes;

•                  Evaluation of any expected changes in current operations and the outlook for the continued use of the assets;

•                  Evaluation of technological advances and changes to maintenance practices; and

•                  Comparison of asset groups to the same asset groups with peer companies.

Our policy is to perform life studies approximately every eight years. Estimated services lives of depreciable railroad property may vary over time due to changes in physical use, technology, asset strategies, and other factors that will have an impact on the retirement profiles of our assets. Historically, depreciation expense has not materially changed based on the results of our life studies. If recent changes in the mix of our traffic from heavier cargo (stone, gravel and aggregates) to lighter cargo (intermodal containers) are sustained, future life studies may result in an increase in the life of our track assets. Changes in asset lives due to the results of the life studies are applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, the results of operations.

Under normal retirements or sale of assets, no gain or loss is recorded. The net asset value (cost less accumulated depreciation minus any proceeds) for a retirement or sale of asset is charged back to accumulated depreciation, and the net asset value is amortized over the remaining life of its assigned asset class. Expenditures that increase asset value or extend the useful life are capitalized. Repair and maintenance expenditures (track inspections, locomotive running repairs, repair of broken rail, rail grinding, etc.) are charged to expense when the work is preformed. For the year ended December 31, 2010, repairs and maintenance expenditures charged to operating expenses represented approximately 28.0% of our total spend (including capitalized expenditures) for track and related assets. We review the carrying value of our property for impairment whenever an event or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted cash flows expected to be generated over its remaining useful life.

For a complete description of our accounting policies, see Note 2 to our Consolidated Financial Statements.

Off Balance Sheet Arrangements

We currently have no off balance sheet arrangements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changing interest rates and diesel fuel prices. Changes in these factors could cause fluctuations in earnings and cash flows.

Interest Rates. Our Senior Secured Notes issued on January 25, 2011 are fixed rate instruments, and therefore, would not be impacted by changes in interest rates. Our potential interest rate risk results from our ABL Facility as an increase in interest rates would result in lower earnings and increased cash outflows. We do not have any outstanding balances under the ABL Facility, but if we were to draw upon it, we would be subject to changes in interest rates.

Diesel Fuel. We are exposed to fluctuations in diesel fuel prices. Fuel costs represented 10.8% of total operating revenues during the year ended December 31, 2010. We participate in fuel surcharge programs which provide additional revenue to help offset the increase in fuel expenses. We utilize the Department of Energy’s Retail Diesel Fuel Price index to calculate the fuel surcharges that are charged to our customers. The fuel surcharges fluctuate with the price of diesel fuel with a lag of less than one month. Therefore, we believe that we have reduced the risk of fluctuating diesel fuel prices to a low level. We are continuing to optimize our fuel surcharge programs to reduce our risk to the lowest level possible.

Customer Concentration Risk. Although our operations served approximately 500 customers in 2010, freight revenue from our 10 largest customers accounted for approximately 47% of our total freight revenues for the year ended December 31, 2010 with our largest customer accounting for approximately 11% of our total freight revenue. In addition, we have three primary aggregate customers with operations in south Florida whose freight revenues represented approximately 16% of our total freight revenues for the year ended December 31, 2010. Our revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply this natural raw material efficiently and effectively. Substantial reduction in business with or loss of an important customer could have a material adverse effect on our business and financial results.

ITEM 4.                  CONTROLS AND PROCEDURES

(a)       Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b)       Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Items 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 1.                  LEGAL PROCEEDINGS

We have been, and may from time to time, be involved in litigation and claims incidental to the conduct of our business in the ordinary course.  Our industry is also subject to scrutiny by governmental regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters.  We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.  As of the date of this Quarterly Report on Form 10-Q, we are not a party to any material legal or adverse regulatory proceedings.

ITEM 1A.               RISK FACTORS

Our operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecast in our forward-looking statements, including the risks described below and the risks that may be identified in future documents that are filed or furnished to the SEC.

Risks Related to Our Business

Adverse macroeconomic and business conditions, particularly in the State of Florida and the southeast, have and could continue to have an adverse impact on our business.

The decline in economic activity in the United States and throughout the world over the past two and a half years has had an adverse impact on our business. The global financial markets recently have undergone and may continue to experience significant volatility and disruption. The sustainability of an economic recovery is uncertain and additional macroeconomic, business and financial disruptions could have a material adverse effect on our operating results, financial condition and liquidity. In particular, our freight traffic is generally affected by overall economic conditions in Florida and the southeast, which have been severely impacted by the recent economic downturn. Our largest carload market, aggregates, is highly dependent upon the residential construction market, the commercial construction market and state and federal highway construction, each of which have been negatively affected by the recent economic conditions. The pace of residential construction as well as the level of state and federal highway and other public projects affect the amount of aggregate loadings that our customers request. During the recent economic downturn, the State of Florida has experienced an unprecedented decline in homebuilding. The condition of international economies, including the Caribbean, South America, Europe and Asian economies, can also affect our intermodal traffic.

In addition, certain of our customers and suppliers are directly affected by the economic downturn, are facing credit issues and could experience cash flow problems that have and could continue to give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our rail services or delay our receipt of payment from certain customers. Adverse economic conditions could also affect our costs for insurance and our ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. In addition, changes in governmental banking, monetary and fiscal policies to stimulate the economy, restore liquidity and increase credit availability may not be effective. It is difficult to determine the depth and duration of the economic and financial market problems and the many ways in which they may impact our customers, suppliers and our business in general. Moreover, given the asset-intensive nature of our business, the economic downturn increases the risk of significant asset impairment charges since we are required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset’s carrying amount may not be recoverable. This may limit our ability to sell our assets to the extent we need, or find it desirable, to do so.

Furthermore, our railroad competes directly with other modes of transportation, including motor carriers, and ship, barge and pipeline operators. If these alternative methods of transportation become more cost-effective to our customers due to macroeconomic changes, or if legislation is passed providing materially greater opportunity for motor carriers with respect to size or weight restrictions, our operating results, financial condition and liquidity could be materially adversely affected.

Continuation or further worsening of current macroeconomic, business and financial conditions, particularly in the State of Florida and the southeast, could have a material adverse effect on our operating results, financial condition and liquidity.

Rising fuel costs could materially adversely affect our business.

Fuel costs were approximately 14.1% and 11.0% of our total operating revenue for the three months ended June 30, 2011 and June 30, 2010, respectively.  For the six months ended June 30, 2011 and June 30, 2010, fuel costs were approximately 13.5% and 10.8% of our total operating revenue, respectively. Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices would significantly increase our operating costs. Increases in fuel price may be passed along to customers through a “fuel surcharge” or otherwise, though often with delayed effect. However, there are no assurances that these surcharges will cover the entire fuel price increase for a given period, or that competitive market conditions will effectively allow us to pass along this cost.

As part of our railroad operations, we frequently transport hazardous materials, the accidental release of which could have an adverse effect on our operating results.

We are required to transport hazardous materials to the extent of our common carrier obligation. An accidental release of hazardous materials could result in significant loss of life and extensive property damage. The associated costs could have an adverse effect on our operating results, financial condition or liquidity. In 2010, approximately 1.0% of our moves were related to hazardous materials.

Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our operations.

Many of our employees are union-represented. Our union employees work under collective bargaining agreements with various labor organizations.  Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If our union-represented employees were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or their terms and conditions in future labor agreements were renegotiated, we could experience significant disruption of our operations and higher ongoing labor costs.

Because we depend on Class I railroads and certain other customers for a significant percentage of our operations, our business and financial results may be adversely affected if our relationships with Class I carriers and such customers deteriorate.

The railroad industry in the United States is dominated by a small number of Class I carriers that have substantial market control and negotiating leverage. Approximately 55.9% of our traffic for the year ended December 31, 2010 was interchanged from CSX and Norfolk Southern, each a Class I carrier, and South Central Florida Express, a regional short line railroad. In addition, approximately 48.2% of our total freight revenue for the year ended December 31, 2010 was derived from Class I traffic and Norfolk Southern accounted for 11% of our total freight revenue for the same period. Approximately 1.0% of our total freight revenue for the year ended December 31, 2010 was derived from the regional short line traffic. No other customer represented more than 11% of our total freight revenue for the year ended December 31, 2010. Our ability to provide rail service to our customers depends in large part upon our ability to maintain cooperative relationships with Class I carriers and certain other customers with respect to, among other matters, freight rates, car supply, switching, interchange, fuel surcharges and trackage rights (an arrangement where the Company that owns the line retains all rights, but allows another company to operate over certain sections of its track). In addition, loss of customers or service interruptions or delays by our Class I and other interchange partners relating to customers who ship over our track may decrease our revenue. Furthermore, the ability of Class I carriers, in particular CSX and Norfolk Southern, to market and service southbound traffic into the Florida market will affect the amount of traffic we move.

Although our operations served approximately 500 customers in 2010, freight revenue from our 10 largest freight revenue customers accounted for approximately 47.0% of our total freight revenues for the year ended December 31, 2010. In addition, we have three primary aggregate customers with operations in south Florida whose freight revenues represented approximately 16.1% of our total freight revenues for the year ended December 31, 2010 (of the three primary aggregate customers, none accounted for more than 10% of total freight revenue individually). Our revenues are affected by the demand for aggregate material, primarily in Florida, and the ability of these customers to supply this natural raw material efficiently and effectively. Substantial reduction in business with or loss of important customers could have a material adverse effect on our business and financial results.

If the track maintenance tax credit is not renewed by Congress upon its expiration on December 31, 2011, we will no longer be able to earn or assign credits for track maintenance.

In 2010, we received approximately $2.4 million from the assignment of tax credits for certain track maintenance expenditures pursuant to Section 45G of the Internal Revenue Code. Section 45G expired at the end of 2009, but was subsequently and retroactively reinstated on December 17, 2010, when President Obama signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 into law, which includes provisions to extend several tax provisions through 2010 and 2011, including Section 45G. Accordingly, the Section 45G tax credit has been extended until December 31, 2011 to cover expenditures paid or incurred in the 2010 and 2011 taxable years. There can be no assurance, however, that legislation extending the availability of the Section 45G tax credit will be enacted upon its expiration on December 31, 2011.

We are subject to environmental and other governmental regulation of our railroad operations, which could impose significant costs.

Our operations and properties are subject to federal, state and local environmental laws and regulations that impose strict, and in certain cases joint and several, liability for such costs, including, among other things, discharge of pollutants into the air, water and soil, the generation, handling, storage, transportation, treatment and disposal of waste and other regulated materials, and the cleanup of contaminated properties and human health and safety. The failure to comply with environmental and other governmental regulations could have a material adverse effect on us. We could incur significant costs, fines and penalties as a result of any allegations or findings to the effect that we have violated or are strictly liable under these laws or regulations. We may be required to incur significant expenses to investigate and remediate environmental contamination. We are also subject to governmental regulation by a significant number of federal, state and local regulatory authorities with respect to our railroad operations and a variety of health, safety, labor, maintenance and other matters.

New legislation or regulatory changes could impact our or restrict our ability to independently negotiate prices.

Legislation passed by Congress or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of our business. For instance, in December 2009, a proposed bill called the “Surface Transportation Board Reauthorization Act of 2009” was introduced in the Senate but not advanced. In January 2011, the bill now referred to as the Surface Transportation Board Reauthorization Act of 2011 (“STB Reauthorization Bill”) was reintroduced. The STB Reauthorization Bill, if adopted, could increase government involvement in railroad pricing, service and operations. The proposed legislation also includes provisions that would reduce the ability to price at market levels, and open a carrier’s privately-owned and maintained rail network to competitors where certain conditions are met.

If adopted as proposed, this bill could significantly change the federal regulatory framework of the railroad industry. Several of the changes under consideration could have a significant negative impact on our ability to determine prices for rail services, meet service standards and could force a reduction in capital spending. Statutes imposing price constraints or affecting rail-to-rail competition could adversely affect our profitability.

Severe weather and natural disasters could disrupt normal business operations, which could result in increased costs and liabilities and decreases in revenues.

Our operating assets are located on Florida’s eastern seaboard. Severe weather conditions and other natural phenomena, including hurricanes and other severe storms, fires and floods, may cause significant damage, destruction and business interruptions and result in increased costs, increased liabilities and decreased revenue. Additionally, the operations and properties of some of our customers (especially aggregate suppliers) are also subject to natural disasters, which could significantly reduce the volumes they ship and result in decreased revenue.

We face possible catastrophic loss and liability, and our insurance may not be sufficient to cover our damages or damages to others.

The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision, and property loss. In the course of our operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, cargo leaks or explosions, environmental mishaps, or other accidents can cause serious bodily injury, death, and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, our operations may be affected from time to time by natural disasters such as hurricanes and other severe storms and floods. The occurrence of a major natural disaster could have a material adverse effect on our operations and financial condition. We maintain insurance that is consistent with industry practice against the accident-related risks involved in the conduct of our business and business interruption due to natural disaster. In addition, due to the location of our assets on Florida’s eastern seaboard, we also maintain windstorm coverage. However, our insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover our damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. In addition, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, we may not be able to restore service without a significant interruption to operations which could have an adverse effect on our financial condition.

We may face liability for casualty losses that are not covered by insurance.

We have obtained insurance coverage, including windstorm coverage, for losses sustained by our railroad arising from personal injury and for property damage in the event of derailments or other incidents. Personal injury claims made by our railroad employees are subject to the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. Currently, we are responsible for the first $2.0 million of expenditures per each incident under our general liability insurance policy and $0.75 million of expenditures per each incident under our property insurance policy. Severe accidents or personal injuries could cause our liability to exceed our insurance limits which might have a material adverse effect on our business and financial condition. Our annual insurance limits are $200.0 million and $35.0 million on liability and property, respectively. In addition, adverse events directly and indirectly attributable to us, including such things as derailments, accidents, discharge of toxic or hazardous materials, or other like occurrences in the industry, can be expected to result in increases in our insurance premiums or our self insured retentions and could result in limitations to the coverage under our existing policies. Furthermore, the market for windstorm coverage remains very limited and costly. It is unknown how much windstorm coverage we will purchase in the future, and it is possible that our property will experience windstorm damage and utility service interruption in excess of insurance limits.

Our inability to efficiently utilize our rail car and intermodal fleet could have an adverse effect on our operations and financial condition.

We earn per diem rents on the use of our rail car and intermodal fleet of equipment based on other railroads’ or transportation service providers’ use of the equipment. Future significant downturns in the overall U.S. economy, equipment obsolescence or reduced market demand for our car and/or intermodal fleet, or efforts by other railroads or transportation providers to improve equipment utilization practices or increase or decrease the size of their equipment fleets could affect the utilization of and per diem rents for our equipment.

Also, we, through operating agreements, currently lease approximately 3,026 rail cars from Greenbrier Leasing Corporation (“Greenbrier”), The CIT Group (formerly, Bombardier Capital) and other entities, with lease lengths generally of three, five and ten years. Under the terms of the lease, the counterparty bills us an hourly rate based upon the length of time the car is on our railroad (on-line) or on another railroad (off-line). As a car goes off- line, a per diem rent sharing arrangement goes into effect whereby we and the counterparty apportion the rent based upon the length of time the car is off-line. Certain of these leases provide that we must pay the counterparty a base rent payment if the car remains on our line for a specified number of days. As a result, if a car remains on our line beyond certain periods of time, we may be required to pay our applicable counterparty a base rent amount even though we have not received any revenue under the contract because the car has not been off our line, which would reduce our operating results. Rents from the Greenbrier, CIT, and other leases received by us were $3.4 million for the six months ended June 30, 2011, and $3.0 million, for the six months ended June 30, 2010. By contrast, to date, the base rent payments that we have made to counterparties—i.e., payments we have made to counterparties in excess of the amount of revenue we have generated under the applicable lease—have been minimal.

Shared use of our railroad corridor with passenger railroad operations could have an adverse effect on our ability to utilize our railway efficiently, which could impact our operations and financial condition.

In December 2007, we granted to FDG Passenger ROW Holdings LLC (“FDG Passenger”), a subsidiary of FECI, a permanent, perpetual and exclusive easement for purposes consistent with, or relating to, commuter rail and transit passenger railroad operations, subject to certain exceptions. If FDG Passenger were to commence operating a passenger railroad on our railway corridor pursuant to the right granted by the passenger rail easement, we could be required to reduce our levels of freight volume as a result of sharing the corridor, which could have an adverse effect on our ability to utilize our railway efficiently, which may impact our operations and financial condition. We may also incur additional liability, casualty and property risks as a result of shared use of the corridor with passenger railroad operations, which could also adversely effect our operations and financial condition.

We depend on our management and key personnel, and we may not be able to operate and grow our business effectively if we lose the services of our management or key personnel or are unable to attract qualified personnel in the future.

The success of our business is heavily dependent on the continued services and performance of our current management and other key personnel and our ability to attract and retain qualified personnel in the future. The loss of key personnel could affect our ability to run our business effectively. Competition for qualified personnel is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Although we have entered into employment agreements with certain of our key personnel, these agreements do not ensure that our key personnel will continue in their present capacity with us for any particular period of time. The loss of any key personnel could require one or more remaining key personnel to divert immediate and substantial attention to seeking a replacement or performing the duties of the departed executive. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

Future acts of terrorism or war, as well as the threat of war, may cause significant disruptions in our business operations.

Terrorist attacks, such as those that occurred on September 11, 2001, as well as the more recent attacks on the transportation systems in Madrid and London, any government response to those types of attacks and war or risk of war may adversely affect our results of operations, financial condition or liquidity. Our rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror. Such acts could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on our operating results and financial condition. Such effects could be magnified where releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse effect on our operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets which could restrict our ability to raise capital. In addition, insurance premiums charged for some or all of our coverage could increase dramatically or certain coverage may not be available to us in the future.

The availability of qualified personnel and an aging workforce may adversely affect our operations.

Changes in demographics, training requirements and the availability of qualified personnel, particularly train crew members, could negatively affect our service levels. Unpredictable increases in demand for rail services may exacerbate these risks and may have an adverse effect on our operating results, financial condition or liquidity.

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.

As of June 30, 2011, our total indebtedness was approximately $475.0 million, which represented approximately 55% of our total capitalization. Our substantial indebtedness could have important consequences, including:

•                  increasing our vulnerability to adverse economic, industry or competitive developments;

•                  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•                  making it more difficult for us to satisfy our obligations with respect to the Senior Secured Notes;

•                  restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•                  limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•                  limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Despite our substantial indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We may be able to incur substantial additional indebtedness in the future. Although our ABL Facility and the indenture governing the Senior Secured Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt, including future Indebtedness is added to our existing debt levels, the related risks that we now face would increase. In addition, the indenture governing the Senior Secured Notes will not prevent us from incurring obligations that do not constitute indebtedness under the indenture.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.

The indenture governing the Senior Secured Notes and our ABL Facility contain various covenants that will limit our ability to engage in specified types of transactions. The indenture and the ABL Facility covenants will limit our and our restricted subsidiaries’ ability to, among other things:

•                  incur additional indebtedness;

•                  pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•                  make certain investments;

•                  sell, transfer or convey certain assets;

•                  create liens;

•                  designate our subsidiaries as unrestricted subsidiaries;

•                  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•                  enter into certain transactions with our affiliates.

In addition, if availability under the ABL Facility is below $7.5 million, we will be subject to a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.1 to 1.0. If this covenant becomes operative in the future, events beyond our control, including changes in general economic and business conditions, may affect our ability to meet this financial ratio test. There can be no assurance that we will meet this potential financial ratio test or that our lenders will waive any failure to meet this test.

A breach of any of these covenants or covenants contained in future agreements could result in a default under the indenture, the ABL Facility, or such future agreements. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders and holders of the Senior Secured Notes could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the applicable agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

We may not be able to generate sufficient cash to service the Senior Secured Notes or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the notes or our other indebtedness. Any payments we make directly or indirectly to our parent companies would reduce the level of cash available to us to make the scheduled payments in respect of the Senior Secured Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance the Senior Secured Notes or our other indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the indenture governing the Senior Secured Notes and existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

ITEM 6.                  EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA EAST COAST RAILWAY CORP.

Date: August 15, 2011	By:	/s/ John Brenholt
John Brenholt, Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as Principal
Financial Officer)