Form 10-Q
period 2011-09-30
Florida East Coast Railway Corp.
filed 2011-11-10
CIK 1519628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011, or

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

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

As of November 10, 2011 there were 250,555 shares of the Registrant’s common stock outstanding.

FLORIDA EAST COAST RAILWAY CORP. AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLORIDA EAST COAST RAILWAY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except for share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,362	$9,306
Restricted cash	125	4,133
Accounts receivable, net	30,651	25,760
Materials and supplies	3,749	2,850
Deferred income taxes	2,759	3,315
Prepaid and other current assets	1,682	2,347

Total current assets	55,328	47,711
Noncurrent assets:
Property, plant and equipment, less accumulated depreciation	780,862	796,077
Investments in nonaffiliates	88	110
Intangible assets, less accumulated amortization	290	332
Other assets	17,385	4,525

Total noncurrent assets	798,625	801,044

Total assets	$853,953	$848,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25,806	$22,617
Taxes payable	5,217	6,724
Deferred revenue	4,105	3,703
Other current liabilities	1,088	868

Total current liabilities	36,216	33,912
Deferred income taxes	13,360	3,315
Long-term debt	475,000	601,185
Other long-term liabilities	6,723	10,337
Series A Redeemable Preferred Stock	—	23,912

Total liabilities	531,299	672,661
Stockholders’ equity:
Series A Perpetual Preferred Stock, $0.01 par value, 100,000 shares authorized, 19,809 shares issued and outstanding as of September 30, 2011 and none issued and outstanding as of December 31, 2010	—	—
Common stock, $0.01 par value, 500,000 shares authorized; 250,555 shares issued and outstanding as of September 30, 2011 and December 31, 2010	3	3
Additional paid-in capital	409,032	243,948
Accumulated deficit	(85,693)	(67,154)
Accumulated other comprehensive loss	(688)	(703)

Total stockholders’ equity	322,654	176,094

Total liabilities and stockholders’ equity	$853,953	$848,755

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST RAILWAY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenue	$52,194	$50,116	$156,690	$148,572
Operating expenses:
Labor and benefits	10,782	10,208	34,695	31,464
Equipment rents	2,780	2,995	8,410	8,535
Fuel	6,981	5,236	21,131	15,888
Purchased services	8,968	8,467	25,887	24,466
Depreciation and amortization	6,747	6,854	20,408	20,712
Net loss on sale and impairment of assets	13	—	1,773	—
Other	5,893	5,450	19,104	16,756

Total operating expenses	42,164	39,210	131,408	117,821

Operating income	10,030	10,906	25,282	30,751
Interest (expense), net of interest income	(10,503)	(17,054)	(33,214)	(49,656)
Other income (expense)	(8)	6	(5)	(371)

(Loss) before income taxes	(481)	(6,142)	(7,937)	(19,276)
Provision for income taxes	4,357	—	10,601	—

Net (loss)	$(4,838)	$(6,142)	$(18,538)	$(19,276)

The accompanying notes are an integral part of the Consolidated Financial Statements.

FLORIDA EAST COAST RAILWAY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(18,538)	$(19,276)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	20,408	20,712
Amortization of debt financing fees	2,335	3,739
Share based compensation costs	1,248	556
Deferred taxes	10,601	—
Net loss on sale and impairment of assets	1,773	—
Other	15	(13)
Changes in operating assets and liabilities:
Change in restricted cash	—	568
Accounts receivable	(4,076)	(2,218)
Prepaids and other current assets	665	(1,052)
Materials and supplies	(899)	(206)
Other assets and deferred charges	363	580
Accounts payable and accrued expenses	3,189	2,443
Taxes payable	(1,507)	(2,516)
Deferred revenue	402	3,436
Other current liabilities	(72)	(308)
Other long-term liabilities	(3,142)	6,869

Net cash provided by operating activities	12,765	13,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties and equipment	(16,286)	(10,168)
Release of interest reserve account	4,008	—
Funding of interest reserve account	—	(4,000)
Proceeds from disposition of assets	8,547	280

Net cash used in investing activities	(3,731)	(13,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from Florida East Coast Holdings Corp.	140,000	—
Payment on long-term debt	(601,185)	—
Proceeds from issuance of long-term debt	475,000	—
Purchase of common shares outstanding	(236)	—
Financing costs	(15,557)	(456)

Net cash used in financing activities	(1,978)	(456)

Net increase (decrease) in cash and cash equivalents	7,056	(1,030)
Cash and cash equivalents at beginning of period	9,306	8,242

Cash and cash equivalents at end of period	$16,362	$7,212

Supplemental cash flow information:
Cash paid for interest	$23,955	$44,018

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

•                  Long-term debt: the fair value of the Company’s Senior Secured Notes’ is based on secondary market indicators.

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2011
	Carrying Amount	Fair Value
	(in thousands)

Cash and cash equivalents	$16,362	$16,362
8 1/8% Senior Secured Notes	475,000	474,406

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

4. Related-Party Transactions

Management and facility/equipment rent

FECR Corp. incurred net charges of $0.5 million and $0.4 million for management services and facility rents to affiliates of FECI for the three months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011 and 2010, the Company incurred net charges of $1.2 million and $0.9 million, respectively, for management services and facility rents to affiliates of FECI. The net charges include management services incurred during the transition period subsequent to the Rail Separation, as well as management services related to our right-of-way and rents for space leased from FECI for office space. As of September 30, 2011 and December 31, 2010, respectively, the Company did not have an outstanding net receivable or payable from or to FECI.

In addition, FECR Corp. allocated net proceeds of $0.6 million and $0.9 million for management services and facility and equipment rents to affiliates of RailAmerica, Inc. (“RailAmerica”) for the three months ended September 30, 2011, and 2010, respectively.  During the nine months ended September 30, 2011 and 2010, the Company allocated net proceeds of $2.1 million and $2.9 million, respectively, for management services and facility and equipment rents to affiliates of RailAmerica.  RailAmerica is an entity partially owned by investment funds managed by affiliates of Fortress. The net charges include expenses for services to be provided from time to time for certain reciprocal administrative services, including finance, accounting, human resources, purchasing and legal and for rents received on locomotives rented to RailAmerica and office space sub-leased to RailAmerica. Services and fees are based on arm’s-length arrangements. FECR Corp. had a net receivable from RailAmerica of zero and $0.3 million as of September 30, 2011 and December 31, 2010, respectively.  In addition, during the three months ended September 30, 2011, the Company received proceeds of $4.5 million from the sale of locomotives that had previously been under lease to RailAmerica (see Note 13).

Effective June 1, 2011, the Company entered into an agreement with RailAmerica’s wholly-owned subsidiary, Atlas Road Construction, L.L.C., to provide engineering and construction services for the Port of Miami project (see Note 11).  The Company incurred net charges of $0.6 million and zero, for both the three and nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, the Company had an outstanding receivable of $0.3 million.

The Company rents chassis equipment for ordinary business operations from TRAC Intermodal, an entity indirectly owned by funds managed by affiliates of Fortress. These rents are based on current market rates for similar assets. During the three months ended September 30, 2011 and 2010, the Company paid rents at the amount of $0.1 million and $0.1 million, respectively.  The Company paid rents at the amount of $0.4 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively.

Lease of FECI’s railyard

On January 24, 2011, the Company entered into an amended and restated railyard lease, which, among other things: extends the date to vacate to December 31, 2035 (unless the Company elects not to renew the lease); commencing on January 1, 2011, provides for an annual rental fee of $4.5 million a year (subject to a 2.5% annual increase); provides the Company the right to purchase certain land from FECI at a mutually determined fair market value; provides FECI with the right to relocate the Company (at its expense) from such land to comparable property with competitive rental rates. The lease is cancellable after five years with a two year notice requirement. The Railway paid $1.6 million and $0.5 million for the railyard base rent for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, the Railway paid $4.0 million and $1.4 million, respectively, for the railyard base rent.

Shareholder Contributions

In January 2011, Holdings Corp. contributed $140 million to the Company to repay a portion of the amounts outstanding under the then existing debt.

5. Income Taxes

As a result of the Rail Separation, the Company has no future responsibility for income taxes for periods prior to and including December 31, 2007, as it relates to activities under FECI’s period of ownership of the Company. It is more likely than not that the net operating losses expected to be generated by the Company in 2011 will expire unused. Accordingly, the Company has recognized tax expense in 2011 to reflect an increase in the Company’s deferred tax valuation allowance. As such, the Company recorded an income tax expense of $4.4 million and none, for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, the Company recorded income tax expense of $10.6 million and none, respectively.

A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance of $32.6 million and $18.7 million as of September 30, 2011, and December 31, 2010, respectively, to reduce deferred tax assets to their expected realizable value.

The Company has net operating loss carryforwards as of September 30, 2011, as follows:

•                  U. S.—$234.6 million (expiration periods: 2028 — 2031)

•                  Florida—$242.9 million (expiration periods: 2028 —2031)

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. As of December 31, 2010, the Company does not believe that it had any uncertain tax positions. As of December 31, 2010, the U.S. and Florida taxing jurisdictions remain open to examination for the years 2010, 2009, and 2008.

6. Long-Term Debt

Debt consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Senior Secured Credit Facility:
Rail Term Loan	$—	$601,185
Senior Secured Notes	475,000	—
ABL Credit Facility	—	—
Total debt	475,000	601,185

	September 30, 2011	December 31, 2010
	(in thousands)
Less: Current maturities	—	—
Long-term debt, less current maturities	$475,000	$601,185

On January 25, 2011, the Company sold $475.0 million of 8 1/8% Senior Secured Notes due 2017 (the “Senior Secured Notes”) in a private offering, for gross proceeds of $475.0 million. The net proceeds of the issuance of the Senior Secured Notes, together with an approximately $140.0 million equity contribution from Holdings Corp., were used to repay all amounts outstanding under the Facility as well as fees and expenses incurred in connection with the offering of the Senior Secured Notes. In connection with the issuance of the Senior Secured Notes, the Company entered into an Asset Based Lending (“ABL”) Facility that matures on January 25, 2015. Availability on the ABL Facility as of September 30, 2011 was approximately $30.0 million and was undrawn.

On August 12, 2011, the Company commenced an exchange offer of the privately placed Senior Secured Notes for senior secured notes which have been registered under the Securities Act of 1933, as amended. The registered notes have terms that are substantially identical to the privately placed notes. The exchange offer was successfully completed on September 13, 2011.

As of September 30, 2011, the Senior Secured Notes will mature as follows (in thousands):

2011	$—
2012	—
2013	—
2014	—
2015	—
Thereafter	$475,000

For the three months ended September 30, 2011 and 2010, interest expense of $10.5 million and $17.1 million was incurred, respectively.  For the nine months ended September 30, 2011 and 2010, interest expense of $33.2 million and $49.7 million was incurred, respectively.

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

For the three and nine months ended September 30, 2011, the total unpaid preferred yield was $0.9 million and $2.5 million, respectively, on outstanding preferred shares of 19,809 that had a carrying value of $19.8 million.

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

Share-based compensation expenses for the three months ended September 30, 2011 and 2010 were $0.4 million and $0.2 million, respectively.  Share-based compensation expense for the nine months ended September 30, 2011 and September 30, 2010 were $1.2 million and $0.6 million, respectively.

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

9. Comprehensive Income

The following table reconciles net loss to comprehensive loss for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Net loss	$(4,838)	$(6,142)	$(18,538)	$(19,276)
Other comprehensive loss
Actuarial gain associated with pension plan	5	20	19	20
Unrealized gain on marketable securities held for sale	(18)	—	(6)	—
Total comprehensive loss	$(4,851)	$(6,122)	$(18,525)	$(19,256)

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

In September 2006, the Florida Department of Environmental Protection notified the Company and an adjacent property owner that they had been identified as potentially responsible parties (“PRPs”) as a result of an investigation into contaminated groundwater in Fort Pierce, Florida. Based upon site assessments performed in 2008 and 2009, the Company recorded liabilities (undiscounted) for environmental remediation costs to the extent such costs are probable and can be reasonably estimated.  The Company’s environmental contractor recently completed supplemental site assessment activities and prepared a site assessment report which was submitted to the Florida Department of Environmental Protection (“FDEP”).  The FDEP has not responded to the latest assessment report submitted by the Company’s environmental consultant.  Due to ongoing investigation, however, we are unable to estimate the total costs to address this site at this time.  Based on the available information, as of September 30, 2011 and December 31, 2010, the Company accrued $1.6 million and $1.7 million, respectively, related to the alleged contamination of which $1.5 million is expected to be paid out over the next 5 to 10 years.

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

13. Impairment of Assets

During the second quarter of 2011, the Company entered into a plan to dispose of certain locomotives that were under lease with RailAmerica (see Note 4).  The Company had determined that these surplus locomotives were not expected to be placed back into service.  As a result, the Company recorded a charge of $2.8 million to adjust their carrying value to their fair value based on recent sales and current market conditions.  The Company executed the sale in the third quarter of 2011 and received proceeds of $4.5 million.  There were no significant gains or losses since the recognition of impairment.

14. Track Maintenance Agreement

In the first quarter of 2011, the Company entered into a Track Maintenance Agreement with an unrelated third-party customer (the “Shipper”).  Under the agreement, the Shipper will pay for qualified railroad track maintenance expenditures during 2011 in exchange for the assignment of railroad track miles, which permits the Shipper to claim certain tax credits pursuant to Section 45G of the Internal Revenue Code.  The Company entered into a similar agreement in the fourth quarter of 2010.  For the three months ended September 30, 2011 and 2010, the Shipper paid $0.7 million and none, respectively. For the nine months ended September 30, 2011 and 2010, the Shipper paid $2.1 million and none, respectively.  This amount is included in other expenses as a reduction to expense in the Consolidated Statement of Operations.  This tax credit expires on December 31, 2011. There can be no assurance, however, that legislation extending the availability of the Section 45G tax credit will be enacted upon its expiration on December 31, 2011.

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

Our Business

We generate rail-operating revenues primarily from both the movement of freight in conventional freight cars and intermodal shipments of containers and trailers on flatcars. We count each move of a freight car, container or trailer on our line as one unit. We also generate revenue from dray moves (drayage is the movement of containers or trailers by truck to and from the railyard). Non-

freight operating revenues are derived from car hire and demurrage (allowing our customers and other railroads to use our railcars for storage or transportation in exchange for a daily fee), real estate and equipment lease income, ancillary dray charges, switching (managing and positioning railcars within a customer’s facility), and other transportation services.

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

Management is focused on improving operating efficiency and lowering costs.  We believe that a number of cost savings initiatives such as: lowering fuel consumption, ensuring safe operations, railcar utilization, use of more efficient locomotives, and renegotiation of third-party services will drive lower costs of operations.

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

Highlights for the Three Months ended September 30, 2011 and 2010

•                  Operating revenue for the three months ended September 30, 2011 was $52.2 million, compared with $50.1 million for the three months ended September 30, 2010. This $2.1 million increase was related to price increases on line-haul rates, and increased fuel surcharge recovery resulting from increased fuel prices, offset by a negative change in mix.

•                  Freight revenues increased $2.4 million, or 5.3%, for the three months ended September 30, 2011, compared with the three months ended September 30, 2010, primarily due to price increases on line-haul rates, increased fuel surcharge recovery, as well as increased intermodal volumes, offset by a decrease in carload volumes and a negative change in mix. Non-freight revenues decreased $0.3 million, or 6.2% for the three months ended September 30, 2011, compared with the three months ended September 30, 2010 due to the sale of certain locomotives previously under lease.

•                  Net loss for the three months ended September 30, 2011 was $4.8 million, compared with a net loss of $6.1 million for the three months ended September 30, 2010. Operating income for the three months ended September 30, 2011 was $10.0 million, compared with $10.9 million for the three months ended September 30, 2010.

•                  Our operating ratio, which we define as total operating expenses divided by total operating revenues, was 80.8% for the three months ended September 30, 2011, compared with an operating ratio of 78.2% for the three months ended September 30, 2010. This increase was primarily due to costs incurred related to strategic initiatives and increased railyard rent. In addition, the Company experienced a change in the mix of volume (carload traffic, which has a higher average revenue per unit, was 18.6% of the traffic for the three months ended September 30, 2011 as compared to 21.0% for the three months ended September 30, 2010). We deem operating ratio as an important metric to measure our operational performance, however, we recognize that the operating ratio is not a measure under U.S. GAAP.

Highlights for the Nine Months ended September 30, 2011 and 2010

•                  Operating revenues for the nine months ended September 30, 2011 were $156.7 million, compared with $148.6 million for the nine months ended September 30, 2010.  The primary driver of this $8.1 million increase was an increase on line-haul rates, increased fuel surcharge recovery resulting from increased fuel prices, and increased volumes.

•                  Freight revenues increased $7.7 million, or 5.7%, for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010, primarily due to an increase on line-haul rates, increased fuel surcharge recovery and increased volumes, offset by a negative change in mix. Non-freight revenues increased $0.4 million, or 2.9%, for the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010, primarily due to operating rents.

•                  Net loss for the nine months ended September 30, 2011 was $18.5 million, compared with a net loss of $19.3 million for the nine months ended September 30, 2010. Operating income for the nine months ended September 30, 2011 was $25.3 million, compared with $30.8 million for the nine months ended September 30, 2010.

•                  Our operating ratio was 83.9% for the nine months ended September 30, 2011, compared with an operating ratio of 79.3% for the nine months ended September 30, 2010. This increase was primarily due to costs incurred related to strategic initiatives, increased railyard rent and an impairment charge recorded on certain locomotives. In addition, while the Company experienced increased revenues due to higher volumes, increased line-haul rates and fuel surcharge for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, this was offset by a change in mix between intermodal and carload volume.  Intermodal now represents 81.3% of the total volume versus 78.5% for the corresponding period last year.

•                  During the nine months ended September 30, 2011, we generated $12.8 million in cash from our operating activities, $8.5 million from the sale of assets, and purchased $16.3 million in property, plant and equipment.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

Operating Revenue

Operating revenues increased $2.1 million, or 4.2%, to $52.2 million for the three months ended September 30, 2011 from $50.1 million for the three months ended September 30, 2010. The net increase was primarily due to price increases on line-haul rates, and increased fuel surcharge recovery resulting from increased fuel prices, offset by a negative change in mix.

Freight revenues increased $2.4 million, or 5.3%, to $47.5 million for the three months ended September 30, 2011 from $45.1 million for the three months ended September 30, 2010. The increase in freight revenues was mainly due to price increases on line-haul rates, and increased fuel surcharge recovery, offset by decreased traffic volume and a negative change in mix. Total units decreased 1.2% to 99,650 for the three months ended September 30, 2011, from 100,861 for the three months ended September 30, 2010.  Intermodal volumes increased due to the conversion of truck traffic and was offset by decreased carload volumes as a result of the overall economic condition in the state of Florida.

The 6.5% increase in average revenue per unit to $476 for the three months ended September 30, 2011 from $447 for the three months ended September 30, 2010 was due to an increase in price and fuel surcharges, offset by a decrease related to traffic mix (our volume growth was driven by shorter haul moves), and, to some extent, a change in mix from carload traffic to intermodal traffic. Carload traffic, which has a higher average revenue per unit, was 18.6% of the traffic for the three months ended September 30, 2011 as compared to 21.0% for the three months ended September 30, 2010.

The following table compares freight revenues, units, and average freight revenue per unit for the three months ended September 30, 2011 and the three months ended September 30, 2010:

	Three months ended September 30,
	2011			2010
	Freight Revenues	Units	Average Revenue per unit	Freight Revenues	Units	Average Revenue per unit
	(in thousands, except unit and average revenue per unit)

Intermodal	$31,792	81,157	$392	$27,926	79,677	$350
Crushed Stone (Aggregate)	6,567	10,680	615	6,809	12,023	566
Food Products	2,514	2,159	1,164	2,768	2,533	1,093
Motor Vehicles & Equipment	1,765	1,300	1,358	2,153	1,619	1,330
Chemicals	1,571	864	1,818	1,883	1,004	1,875
Other	3,243	3,490	929	3,522	4,005	879
Carload Subtotal	15,660	18,493	847	17,135	21,184	809
Total	$47,452	99,650	$476	$45,061	100,861	$447

Intermodal revenues increased $3.9 million (Rate/Mix increase—$3.4 million; Volume increase—$0.5 million) for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Rate/Mix represents the change in price per unit charged to the customer as well as the change in price per unit due to the mix in traffic, as the rate per unit may vary per the commodity handled and the length of the haul. Our Rate/Mix increase was driven by an increase in actual price offset by a change in mix.  Overall, Intermodal shipments increased 1.9%, or 1,480 units, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. This growth was attributable to conversion of truck traffic.

Carload revenues for the three months ended September 30, 2011 decreased $1.5 million (Rate/Mix increase—$0.7 million; offset by Volume decrease—$2.2 million) from 2010 levels for the same period.  Overall, carload shipments declined 12.7%, or approximately 2,691 units, for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. This decrease in carload revenue was primarily due to the net effect of the following:

•	Crushed Stone (Aggregate) revenues decreased $0.2 million, or 3.6%, primarily due to continued volume declines in the residential and road construction markets in Florida.

•

Food Products revenues decreased $0.3 million, or 9.2%. This decrease was driven by a decline in volumes of 14.8% that was primarily due to a temporary shift as one of our customers is retooling their manufacturing facility that we serve.

•

Motor Vehicles & Equipment revenues decreased $0.4 million, or 18.0%. This decrease was due to declines in production as a result of the earthquakes in Japan. Production is expected to begin improving in the fourth quarter of fiscal 2011.

•	Chemicals revenues decreased $0.3 million, or 16.6%. This decrease was due to a reduction in ethanol shipments.

•	Other revenues decreased $0.3 million, or 7.9%. This decrease is primarily due to lower volumes.

Non-freight revenues decreased $0.3 million, or 6.2%.  This decrease was due to the sale of certain locomotives that were previously under lease.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Three months ended September 30,
	2011		2010
Operating revenue	$52,194	100.0%	$50,116	100.0%
Operating expenses:
Labor and benefits	10,782	20.7%	10,208	20.4%
Equipment rents	2,780	5.3%	2,995	6.0%
Purchased services	8,968	17.2%	8,467	16.9%
Diesel fuel	6,981	13.4%	5,236	10.4%
Depreciation and amortization	6,747	12.9%	6,854	13.6%
Net loss on sale and impairment of assets	13	0.0%	—	—
Other expenses	5,893	11.3%	5,450	10.9%
Total operating expenses	$42,164	80.8%	$39,210	78.2%
Operating income	$10,030	19.2%	$10,906	21.8%

Operating expenses increased to $42.2 million for the three months ended September 30, 2011, from $39.2 million for the three months ended September 30, 2010, an increase of $3.0 million, or 7.5%. The operating ratio was 80.8% for the three months ended September 30, 2011, compared to 78.2% for the three months ended September 30, 2010. Set forth below is additional detail regarding changes in our operating expenses:

•

Labor and benefits increased $0.6 million, or 5.6%, to $10.8 million. As a percentage of operating revenue, labor and benefits increased 0.3 points. The increase in labor and benefits was mainly due to an increase in headcount resulting from assembling an executive team in the first quarter of 2011.

•	Equipment rents remained relatively consistent for the comparable periods.

•

Purchased services increased $0.5 million, or 6.0%, to $9.0 million. This increase was mainly due to consulting services incurred relating to strategic initiatives, increased lift costs, as well as increased legal fees.

•

Diesel fuel increased $1.7 million, or 33.3%, to $7.0 million. As a percentage of revenue, diesel fuel increased to 13.4% for the three months ended September 30, 2011, as compared to 10.4% for the three months ended September 30, 2010. The increase in diesel fuel was primarily due to an increase in the average price of fuel which was $3.34 per gallon for the three months ended September 30, 2011, compared to the average price per gallon of $2.35 for the three months ended September 30, 2010. This increase in fuel cost was partially offset by efficiencies in fuel usage for the comparable periods.

•	Depreciation and amortization remained relatively consistent for the comparable periods.

•	Net loss on sale and impairment of assets remained relatively consistent for the comparable periods.

•

Other expenses increased $0.4 million, or 8.1%, to $5.9 million primarily due to increased rent of $0.3 million related to the Hialeah yard as well as increased general expenses of $0.8 million, offset by track maintenance agreement reimbursements of $0.7 million.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense decreased $6.6 million, or 38.4%, to $10.5 million for the three months ended September 30, 2011 from $17.1 million for the three months ended September 30, 2010. The decrease was primarily due to a decrease in interest rates and principal reduction in connection with the refinancing of the Old Facility (as defined below) with $475.0 million of proceeds from the sale of the Senior Secured Notes (9.75% interest rate on the Old Facility as compared to a rate of 8.125% on the Senior Secured Notes).

Other Income (Loss). Other income (loss) remained relatively consistent for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Provision for Income Taxes. For the three months ended September 30, 2011, we believe that it is more likely than not that net operating losses expected to be generated by the Company in 2011 will expire unused. Accordingly, we recognized tax expense in the amount of $4.4 million for the three months ended September 30, 2011. For the three months ended September 30, 2010, we expected that our net operating losses would be fully utilized.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

Operating Revenue

Operating revenue increased $8.1 million, or 5.5%, to $156.7 million for the nine months ended September 30, 2011 from $148.6 million for the nine months ended September 30, 2010. The primary driver of this $8.1 million increase was an increase on line-haul rates, increased fuel surcharge recovery resulting from increased fuel prices, and increased intermodal volumes offset by decreased carload volumes.

Freight revenues increased $7.7 million, or 5.7%, to $142.5 million for the nine months ended September 30, 2011 from $134.7 million for the nine months ended September 30, 2010.  The primary driver of the increase was an increase on line-haul rates, increased fuel surcharge recovery, and increased intermodal volumes offset by decreased carload volumes as well as by a negative change in mix.

The increase in the average revenue per unit to $465 for the nine months ended September 30, 2011 from $441 for the nine months ended September 30, 2010 was primarily due to the increase in price and fuel surcharge recovery due to an increase in fuel price. The positive changes were partially offset by the change in mix from carload traffic to intermodal traffic. Carload traffic, which has a higher average revenue per unit, was 18.7% of the total volume for the nine months ended September 30, 2011 as compared to 21.5% for the nine months ended September 30, 2010.

The following table compares freight revenues, units, and average freight revenue per unit for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011			2010
	Freight Revenues	Units	Average Revenue per unit	Freight Revenues	Units	Average Revenue per unit
	(in thousands, except units and average revenue per unit)

Intermodal	$94,414	248,758	$380	$83,039	239,753	$346
Crushed Stone (Aggregate)	19,446	32,154	605	21,308	38,614	552
Food Products	7,586	6,376	1,190	8,771	7,819	1,122
Motor Vehicles & Equipment	5,314	4,117	1,291	6,037	4,866	1,241
Chemicals	5,060	2,940	1,721	5,713	2,965	1,927
Other	10,643	11,706	909	9,873	11,375	868
Carload Subtotal	48,049	57,293	839	51,702	65,639	788
Total	$142,463	306,051	$465	$134,741	305,392	$441

Intermodal revenues increased $11.4 million (Rate/Mix increase—$8.3 million; Volume increase—$3.1 million) for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010.  Overall, intermodal shipments increased 3.8%, or 9,005 units for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010.

Carload revenues decreased $3.7 million (Rate/Mix increase—$2.9 million; Volume decrease—$6.6 million) for the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010.  Overall, carload shipments declined 12.7%, or 8,346 units for the nine months ended September 30, 2011 from the nine months ended September 30, 2010. This decrease in carload revenues was primarily due to the net effect of the following:

•                  Crushed Stone (Aggregate) revenues decreased $1.9 million, or 8.7%. This decrease was primarily due to the decreased volumes of 16.7% as a result of the decline in the residential and road construction markets in Florida.

•                  Food Products revenues decreased $1.2 million, or 13.5%. This decrease was driven by a decline in volumes of 18.5% that was primarily due to a temporary shift as one of our customers is retooling the manufacturing facility that we serve.

•                  Motor Vehicles & Equipment revenues decreased $0.7 million, or 12.0%.  This decrease was due to declines in production as a result of the earthquakes in Japan.

•                  Chemicals revenues decreased $0.7 million, or 11.4%. This decrease was due to a reduction in ethanol shipments.

•                  Other revenues increased $0.8 million, or 7.8%.  This increase was primarily due to an increase in volume of the lumber commodity.

Non-freight revenues increased $0.4 million, or 2.9%, to $14.2 million for the nine months ended September 30, 2011 from $13.8 million for the nine months ended September 30, 2010.

Operating Expenses

The following table sets forth the operating revenue and expenses for our consolidated operations for the periods indicated (dollars in thousands):

	Nine Months ended September 30,
	2011		2010
Operating revenue	$156,690	100.0%	$148,572	100.0%
Operating expenses:
Labor and benefits	34,695	22.2%	31,464	21.2%

	Nine Months ended September 30,
	2011		2010
Equipment rents	8,410	5.4%	8,535	5.7%
Purchased services	25,887	16.5%	24,466	16.5%
Diesel fuel	21,131	13.5%	15,888	10.7%
Depreciation and amortization	20,408	13.0%	20,712	13.9%
Net loss on sale and impairment of assets	1,773	1.1%	—	—
Other expenses	19,104	12.2%	16,756	11.3%
Total operating expenses	$131,408	83.9%	$117,821	79.3%
Operating income	$25,282	16.1%	$30,751	20.7%

Operating expenses increased to $131.4 million for the nine months ended September 30, 2011, from $117.8 million for the nine months ended September 30, 2010, an increase of $13.6 million, or 11.5%. The operating ratio was 83.9% for the nine months ended September 30, 2011 compared to 79.3% for the nine months ended September 30, 2010. The increase in operating expenses was due to the following:

•                  Labor and benefits increased $3.2 million, or 10.3%, to $34.7 million. As a percentage of operating revenue, labor and benefits increased 1.0 points. The increase in labor and benefits was mainly due to an increase in headcount resulting from assembling an executive team in the first quarter of 2011.

•                  Equipment rents remained relatively consistent for the comparable periods.

•                  Purchased services increased $1.4 million, or 5.8%, to $25.9 million This increase was mainly due to consulting services incurred relating to strategic initiatives, increased lift costs, as well as increased legal fees.

•                  Diesel fuel increased $5.2 million, or 33.0%, to $21.1 million. As a percentage of revenue, diesel fuel increased to 13.5% for the nine months ended September 30, 2011 from 10.7% for the nine months ended September 30, 2010. The increase in diesel fuel was primarily due to an increase in the average price of fuel to $3.26 per gallon for the nine months ended September 30, 2011 compared to the average price per gallon of $2.35 for the nine months ended September 30, 2010. This increase in fuel cost was partially offset by efficiencies in fuel usage for the comparable periods.

•                  Depreciation and amortization remained relatively consistent for the comparable periods.

•                  Net loss on sale and impairment of assets increased $1.8 million for the nine months ended September 30, 2011 primarily due to an impairment loss recorded of $2.8 million related to certain locomotives that were previously under lease, offset by a gain recorded on the sale of land of $1.0 million.  The Company received $6.5 million in proceeds from the sale of assets.

•                  Other expenses increased $2.3 million, or 14.0%, to $19.1 million primarily due to increased Hialeah yard rent of $2.7 million, and increased general expenses of $1.7 million, offset by track maintenance agreement reimbursements of $2.1 million.

Other Income (Expense)

Interest Expense (net of interest income). Interest expense decreased $16.4 million, or 33.1%, to $33.2 million for the nine months ended September 30, 2011 from $49.7 million for the nine months ended September 30, 2010. The decrease was primarily due to a decrease in interest rates and principal reduction in connection with the refinancing of the Old Facility with $475.0 million of proceeds from the sale of the Senior Secured Notes (9.75% interest rate on the Old Facility as compared to a rate of 8.125% on the Senior Secured Notes).

Other Income (Loss). Other income (loss) improved by $0.4 million for the nine months ended September 30, 2011 compared to a $0.4 million loss for the nine months ended September 30, 2010.

Provision for Income Taxes. For the nine months ended September 30, 2011, we believe that it is more likely than not that net operating losses expected to be generated by the Company in 2011 will expire unused. Accordingly, we recognized tax expense in the amount of $10.6 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, we expected that our net operating losses would be fully utilized.

Liquidity and Capital Resources

The discussion of liquidity and capital resources that follows reflects our consolidated results and includes all of our subsidiaries. We have historically met our liquidity requirements primarily from cash generated from operations and borrowings under our credit agreements which are used to fund capital expenditures and debt service requirements. For the nine months ended September 30, 2011 and 2010, there was a net cash inflow from operations of $12.8 million and $13.3 million, respectively, primarily related to cash flow generated by operations.

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

•                  Secured borrowings and lines of credits, under which $475.0 million was outstanding, and $30.0 million was available for borrowing as of September 30, 2011. As of December 31, 2010, $601.2 million was outstanding and there was no additional line of credit available for the period then ended.

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

We have implemented capital spending programs designed to ensure the ability to provide safe, efficient and reliable transportation services. For the remainder of 2011, we plan to spend $8.2 million of capital of which approximately 57% will be used to sustain the core infrastructure. We intend to fund these capital investments through cash generated from operations.

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

Cash Flow Information for the Nine Months ended September 30, 2011 and 2010

The following table sets forth certain historical cash flow information for the nine months ended September 30, 2011 and 2010.

Cash Flows:	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(in thousands)
Net cash provided by operating activities	$12,765	$13,314
Net cash (used in) investing activities	(3,731)	(13,888)
Net cash (used in) financing activities	(1,978)	(456)
Net increase (decrease) in cash and cash equivalents	$7,056	$(1,030)

Operating Activities

Cash provided by operating activities was $12.8 million for the nine months ended September 30, 2011, compared to cash provided by operating activities of $13.3 million for the nine months ended September 30, 2010. The decrease in cash generated by operating activities of $0.5 million was primarily related to changes in working capital.

Investing Activities

Cash used in investing activities was $3.7 million for the nine months ended September 30, 2011, compared to cash used in investing activities of $13.9 million for the nine months ended September 30, 2010. The reduction in cash used in investing activities of $10.2 million was primarily related to the release of the interest reserve account related to the Refinancing in 2011 as well as proceeds from the sale of assets offset by an increase of capital expenditures.

Financing Activities

Cash used in financing activities was $2.0 million for the nine months ended September 30, 2011, compared to cash used in financing activities of $0.5 million for the nine months ended September 30, 2010. The increase of $1.5 million was primarily related to the refinancing of the Rail Term Loan of $601.2 million, the payment of related transaction costs of $15.6 million offset by the proceeds from the Senior Secured Notes of $475.0 million and the equity contribution from our direct parent, Florida East Coast Holdings Corp. of $140.0 million.

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

In connection with the issuance of the Senior Secured Notes, on January 25, 2011, we also entered into an Asset-Based Lending (“ABL”) Facility. The ABL Facility matures on January 25, 2015 and bears interest at the Company’s option of: (a) a base rate determined in the greater of (1) the prime rate of the administrative agent, (2) federal funds effective rate plus 1/2 of 1%, or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits in London interbank market for the interest period relevant to such borrowing. The applicable margin with respect to (a) base rate borrowings will be 2.25%, and (b) LIBOR borrowings will be 3.25%. Obligations under the ABL Facility are secured by a first-priority lien on the ABL Collateral. As of September 30, 2011, we had no outstanding balance and approximately $30.0 million of undrawn availability under the ABL Facility, taking into account borrowing base limitations.

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

Covenants

The indenture governing the notes and our ABL Facility contain certain limitations and restrictions on us and our restricted subsidiaries’ ability to, among other things, incur additional indebtedness; issue preferred and disqualified stock; purchase or redeem capital stock; make certain investments; pay dividends or make other payments or loans or transfer property; sell assets; enter into certain types of transactions with affiliates involving consideration in excess of $5.0 million; create liens on certain assets; and sell all, or substantially all, of our assets or merge with or into another company. These covenants are subject to important exceptions and qualifications. In addition, if availability under the ABL Facility is below $7.5 million during any future period, we will be subject to a minimum fixed charge coverage ratio (as defined in the ABL Facility) of 1.1 to 1.0.  As of September 30, 2011, the Company was in compliance with all debt covenants.

Contractual Obligations

The following table represents the minimum future payments on our long-term debt and our existing lease obligations as of September 30, 2011 (in thousands).

	Total	Remaining 2011	2012-2013	2014-2015	After 2015
Long-term debt	$475,000	$—	$—	$—	$475,000
Interest payments on long-term debt(1)	212,267	—	77,188	77,188	57,891
Capital lease obligations	17	17	—	—	—
Operating lease obligations(2)	22,408	1,393	7,737	6,345	6,933
Total contractual obligations(3)	$709,692	$1,410	$84,925	$83,533	$539,824

(1)

The initial semi-annual interest payment of the Senior Secured Notes was paid on August 1, 2011. The remaining interest payments are due on February 1 and August 1 of each year, through and including February 1, 2017.

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

(3)	There were no material purchase obligations outstanding as of September 30, 2011.

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

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, future taxable income, and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income, or there is a material change in the statutory tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish an additional valuation allowance against a portion of our deferred tax asset, resulting in an increase in our effective tax rate and adverse effect on earnings. For the three and nine months ended September 30, 2011 we recorded an increase in the valuation allowance of $3.7 million and $13.9 million, respectively.  Additionally, changes in our estimates regarding the statutory tax rates to be applied to the reversal of deferred tax assets and liabilities could materially affect our effective tax rate.

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

Under normal retirements or sale of assets, no gain or loss is recorded. The net asset value (cost less accumulated depreciation minus any proceeds) for a retirement or sale of asset is charged back to accumulated depreciation, and the net asset value is amortized over the remaining life of its assigned asset class. Expenditures that increase asset value or extend the useful life are capitalized. Repair and maintenance expenditures (track inspections, locomotive running repairs, repair of broken rail, rail grinding, etc.) are charged to expense when the work is performed. For the year ended December 31, 2010, repairs and maintenance expenditures charged to operating expenses represented approximately 28.0% of our total spend (including capitalized expenditures) for track and related assets. We review the carrying value of our property for impairment whenever an event or changes in circumstances indicate the carrying value of an asset or asset grouping may not be recoverable from the undiscounted cash flows expected to be generated over its remaining useful life.

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

ITEM 4.                  CONTROLS AND PROCEDURES

(a)       Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Fuel costs were approximately 13.4% and 10.4% of our total operating revenue for the three months ended September 30, 2011 and September 30, 2010, respectively.  For the nine months ended September 30, 2011 and September 30, 2010, fuel costs were approximately 13.5% and 10.7% of our total operating revenue, respectively. Fuel prices and supplies are influenced significantly by international, political and economic circumstances. If fuel supply shortages or unusual price volatility were to arise for any reason, the resulting higher fuel prices would significantly increase our operating costs. Increases in fuel price may be passed along to customers through a “fuel surcharge” or otherwise, though often with delayed effect. However, there are no assurances that these surcharges will cover the entire fuel price increase for a given period, or that competitive market conditions will effectively allow us to pass along this cost.

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

Our Class I interchange partners are involved in negotiations with certain labor unions at the present time. A Presidential Emergency Board (PEB) has been named to proffer a settlement to the dispute and the report was due for release on November 5, 2011.  After release a thirty (30) day period is mandated during which the parties may continue to negotiate and/or accept the PEB recommendation.  The proposed settlement is non-binding and could be rejected by the parties.  Though unlikely, any possible work stoppage should be recognized as a risk.

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

Also, we, through operating agreements, currently lease approximately 3,026 rail cars from Greenbrier Leasing Corporation (“Greenbrier”), The CIT Group (formerly, Bombardier Capital) and other entities, with lease lengths generally of three, five and ten years. Under the terms of the lease, the counterparty bills us an hourly rate based upon the length of time the car is on our railroad (on-line) or on another railroad (off-line). As a car goes off-line, a per diem rent sharing arrangement goes into effect whereby we and the counterparty apportion the rent based upon the length of time the car is off-line. Certain of these leases provide that we must pay the counterparty a base rent payment if the car remains on our line for a specified number of days. As a result, if a car remains on our line beyond certain periods of time, we may be required to pay our applicable counterparty a base rent amount even though we have not received any revenue under the contract because the car has not been off our line, which would reduce our operating results. Rents from the Greenbrier, CIT, and other leases received by us were $5.5 million for both the nine months ended September 30, 2011, and September 30, 2010. By contrast, to date, the base rent payments that we have made to counterparties—i.e., payments we have made to counterparties in excess of the amount of revenue we have generated under the applicable lease—have been minimal.

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

As of September 30, 2011, our total indebtedness was approximately $475.0 million, which represented approximately 55.6% of our total capitalization. Our substantial indebtedness could have important consequences, including:

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

These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities.

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

ITEM 6.                  EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS †*	XBRL Instance Document

101.SCH †*	XBRL Taxonomy Extension Schema Document

101.CAL †*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB †*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †*	XBRL Taxonomy Extension Presentation Linkbase Document

† XBRL (eXtensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLORIDA EAST COAST RAILWAY CORP.

Date: November 10, 2011	By:	/s/ John Brenholt
John Brenholt, Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as Principal
Financial Officer)